Form 10-Q
period 2000-06-30
T REIT INC
filed 2000-08-22
CIK 1077241

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                       OR

     (    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

     For the transition period from _______________ to _________________

                             Commission file number

                                    333-77229

                                  T REIT, Inc.

             (Exact name of registrant as specified in its charter)


           Virginia                                    52-2140299
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1557 N. Tustin Avenue, Suite 650
  Santa Clara, California  92705                      (877) 888-7348
(Address of principal executive offices)    (Registrant's telephone number,
                                                 including area code)


                                      N/A
                                 (Former name)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [    ]       No    [ X ]

     As of August 21, 2000, there were 230,803.9337 shares of common stock of T REIT, Inc. outstanding.

                                  T REIT, Inc.


                                    Form 10-Q

                  For the quarterly period ended June 30, 2000


                                      INDEX

                                                                            Page
                                                                            ----
Part I     Financial Information

     Item 1. Financial Statements.                                             2

             Balance Sheets                                                    2

             Statement of Shareholders' Equity                                 4

             Statement of Income                                               3

             Statement of Cash Flow                                            5

             Notes to Financial Statements                                     6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                            9

     Item 3. Qualitative and Quantitative Disclosure about Market Risks.      11

Part II      Other Information

     Item 1. Legal Proceedings.                                               12

     Item 2. Changes in Securities.                                           12

     Item 3. Defaults upon Senior Securities.                                 12

     Item 4. Submission of Matters to a Vote of Security Holders.             12

     Item 5. Other Information.                                               12

     Item 6. Exhibits and Reports on Form 8-K.                                12

     Signatures                                                               13

                         Part I - Financial Information


Item 1.  Financial Statements.

                                  T REIT, INC.

                                 Balance Sheets

                                                  June 30,               December 31,
                                                    2000                     1999
                                              ---------------         ----------------
                                                 (unaudited)
Assets
Cash                                               $1,203,242                    $ 100
                                              ---------------         ----------------

                                                   $1,203,242                    $ 100
                                              ===============         ================

Liabilities and
Shareholders' Equity

Amounts due Advisor                                $   74,391                    $   -
Amounts due affiliate of Advisor                       96,489
                                              ---------------         ----------------

                                                      170,880                        -
                                              ---------------         ----------------

Shareholders' equity:
   Common stock, $.01 par value;                        1,232                        1
     10,000,000 shares authorized,
     123,199 shares issued and
     outstanding

  Additional paid-in capital                        1,060,757                       99
   Accumulated deficit                                (28,395)                       -
                                              ---------------         ----------------
                                                    1,032,362                      100
                                              ---------------         ----------------

                                                   $1,203,242                    $ 100
                                              ===============         ================



                             See accompanying notes.

                                  T REIT, INC.



                              Statements of Income

                                   (unaudited)


                                                                       Three
                                                                       Months
                                               Six Months              Ended
                                               Ended June             June 30,
                                                30, 2000               2000
                                              ------------         ------------

Revenues

  Interest income                                 $  5,663             $  4,943
                                              ------------         ------------
                                                     5,663                4,943
                                              ------------         ------------

Expenses
  Organizational                                  $ 29,888             $ 29,888
  General and administrative                         1,000                1,000
  Interest                                           3,170                1,070
                                              ------------         ------------
                                                    34,058               31,958
                                              ------------         ------------
   Net loss                                       $(28,395)            $(27,015)
                                              ============         ============

Basic and diluted loss per share                  $   (.74)            $   (.56)
                                              ============         ============



                             See accompanying notes.

                                  T REIT, INC.



                        Statement of Shareholders' Equity

                         Six Months Ended June 30, 2000

                                Number              Par            Additional
                               of shares           Value         Paid-in Capital       Accumulated             Total
                                                                                         Deficit
                           ---------------    -------------    -----------------    ---------------     -----------------

Balance, December 31,                   10           $    1           $       99      $           -            $      100
 1999

Issuance of common
 stock                             123,199            1,232            1,059,525                  -             1,060,757

Redemption of
 common stock                          (10)              (1)                 (99)                 -                  (100)

Net loss                                 -                -                    -            (28,395)              (28,395)
                           ---------------    -------------    -----------------    ---------------     -----------------

Balance, June 30, 2000             123,199           $1,232           $1,059,525           $(28,395)           $1,032,362
                           ===============    =============    =================    ===============     =================



                             See accompanying notes.

                                  T REIT, INC.

                             Statement of Cash Flow

                                   (unaudited)


                                                                   Six Months
                                                                 Ended June 30,
                                                                      2000
                                                               ----------------

Cash flows from operating activities:
          Net loss                                                   $  (28,395)
          Changes in assets and liabilities:
            Increase in amounts due Advisor                              74,391
            Increase in amounts due affiliate of Advisor                 96,489
                                                               ----------------
          Net cash provided by operating activities                     142,485
                                                               ----------------

Cash flow from financing activities:
          Issuance of common stock                                    1,060,757
          Redemption of common stock                                       (100)
          Net cash provided by financing activities                   1,060,657
                                                               ----------------

Net increase in cash and cash equivalents                             1,203,142

Cash and cash equivalents, beginning of period                              100
                                                               ----------------

Cash and equivalents, end of period                                  $1,203,242
                                                               ================




                             See accompanying notes.

                                  T REIT, INC.

                          Notes to Financial Statements

                           Period Ended June 30, 2000


1.  Description of Business

T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and intends to qualify as a real estate investment trust for federal income tax purposes. The Company's plans are to acquire existing office, industrial, retail and service properties located in several states. As of June 30, 2000, the Company has not acquired any properties and has not entered into any agreements to purchase property. The Company intends to acquire properties through its operating partnership, T REIT, L.P. Currently, the Company owns 100% of the ownership interests of T REIT, L.P. and there are no related minority interests.

The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one year term, subject to successive renewals.


2.  Interim Financial Data

The financial statements include the accounts of the Company and T REIT, L.P. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. No financial statements for the corresponding quarterly periods in 1999 have been presented since the Company did not commence operations until 2000.

These financial statements should be read in conjunction with the Company's registration statement on Form S-11.

3.  Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

4.  Stock Offering Costs

Pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, the Company is offering

                                  T REIT, INC.

for sale up to 10,000,000 shares of its Common Stock (the "Shares") at an offering price $10 per share. The registration statement was declared effective February 22, 2000. The offering of Shares will terminate on the earlier of February 22, 2002 or the date on which the maximum offering of Shares has been sold.

The Company is offering the Shares to the residents of Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming.


Pursuant to the registration statement, the Shares can be offered to affiliates (officers, directors and brokers) at a discounted price of $9.05 per share. The registration statement also provides that broker-dealers are entitled to one warrant for every forty shares sold in states that permit such compensation.
At June 30, 2000, no warrants were outstanding. However, the Company is obligated to issue 1,932 warrants to broker-dealers which will be issued in the third quarter of 2000.

As of June 30, 2000, the Company has sold and issued 123,199 shares, including 22,090 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before offering costs and selling commissions total $1,209,190.

5.  Organizational Costs

The Company complies with the Statement of Opinion 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires the Company to expense all costs incurred during the formation and start-up of the Company. The Company incurred and expensed $29,888 of organizational costs during the six and three months ended June 30, 2000.

                                  T REIT, INC.

6. Advisory Fees

The Advisor is compensated by the Company for its services through a series of fees as detailed in the Advisory Agreement with the Company. For the six months ended June 30, 2000, the Advisor has not earned any advisory related fees.

In addition to fee compensation, the Advisor is reimbursed costs and expenses it incurs on behalf of the Company. For the six months ended June 30, 2000, the Advisor incurred $71,121 of organizational expenses and offering costs on behalf of the Company which are included in the amount due Advisor on the Company's balance sheet.


7. Earnings Per Share

Basic and diluted earnings per share are based on 38,080 and 48,091 weighted average number of shares outstanding for the six and three months ended June 30, 2000, respectively.

8.  Related Party Transactions

The Advisor has made advances to the Company to pay for formation and offering costs. The advances bear interest at 12%. As of June 30, 2000, the advances total $74,391. Interest accrued on the advances totals $3,179 for the six months ended June 30, 2000 and $1,070 for the three months ended June 30, 2000.

At June 30, 2000, $96,489 is owed to NNN Capital Corp., a dealer manager affiliated with the Advisor, for selling commissions and due diligence fees relating to the sale of the Company's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This information contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although T REIT, Inc. (the "Company") believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain financing on satisfactory terms, the ability of the Company to acquire properties meeting its investment criteria; the ability of the Company to locate suitable tenants for its properties, and the ability of tenants and borrowers to make payments under their respective leases.

     The Company was formed as a Virginia corporation in December 1998 and intends to qualify as a real estate investment trust for federal income tax purposes. To date, the Company has not acquired any properties and has not entered into any contracts to purchase property. The Company intends to invest in properties primarily in designated states. The Company intends to lease the properties to tenants and will lease some of its properties under net leases and in sale and leaseback transactions.

     The Company intends to focus on acquisitions of properties primarily in fifteen focus states--Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. However, the Company may acquire properties in other states.

     The Company intends to conduct business and own properties through its operating partnership, T REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership in May 1999. The Company is the sole general partner of the Operating Partnership and has control over the affairs of the Operating Partnership.

     The Company's day to day operations are managed by its advisor, Triple Net Properties, LLC (the "Advisor"), under an advisory agreement. The Advisor was formed in April 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships and limited liability companies and similar real estate entities.

     References herein to the "Company" mean T REIT, Inc. and the Operating Partnership collectively, unless the context otherwise requires.

     Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares") at an offering price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The offering of Shares will terminate on the earlier of February 22, 2002, or the date on which the maximum offering has been sold.

     The Company is offering the Shares to the residents of Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming.

     As of June 30, 2000 the Company had sold 123,199 shares resulting in net proceeds of $1,060,757 (excluding funds from Pennsylvania investors), which exceeded the minimum offering amount of $1,000,000. As of June 30, 2000, the Company has approximately $1,032,000 available to invest in properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, organizational and offering expenses and miscellaneous acquisition expenses.

     The Company expects to use net offering proceeds from the sale of Shares to purchase properties. In addition, the Company intends to borrow money to acquire properties and to pay certain related fees.

Results of Operations

Three Months and Six Months Ended June 30, 2000

     At June 30, 2000 and December 31, 1999, the Company's total assets were $1,203,242 and $100, respectively. The increase in total assets reflects the stock offering during the period ended June 30, 2000.

     As of June 30, 2000, the Company owed the Advisor $74,391 for costs and expenses it has incurred on behalf of the Company.

     Gross revenues of the Company of $5,663 for the six months ended June 30, 2000, represented interest income earned on offering proceeds held by the Company prior to the investment in properties. Expenses of the Company were $34,058 for the six months ended June 30, 2000, and consisted primarily of organizational expenses. Because the Company did not commence operations until it received and accepted subscriptions from the escrow account, there is no comparative financial data available from the prior fiscal year.

     Net increase in cash and cash equivalents for the six months ended June 30, 2000 is the result of the sale of the Shares during the period.

     No cash distributions were made to shareholders during the second quarter of 2000.

     As of June 30, 2000, the Company had not entered into any arrangements creating a reasonable probability that a property would be acquired by the Company. The number of properties to be acquired will depend upon the amount of net offering proceeds and loan proceeds available to the Company.

     Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to the Company's shareholders.

Item 3. Qualitative and Quantitative Disclosure about Market Risks.
     None.

                                    Part II


                                Other Information

Item 1. Legal Proceedings.
     None.

Item 2. Changes in Securities.
     None.

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits and Reports on Form 8-K.
(a)  Exhibit 27: Financial Data Schedule.

(b) Current Report on Form 8-K, dated July 11, 2000, filed August 2, 2000, reporting, under Item 4, the resignation of the Company's independent accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 21, 2000.             T REIT, INC.
                                    (Registrant)


                              By:  /s/ Anthony W. Thompson
                                  ___________________________
                                    Anthony W. Thompson
                                    President and
                                    Chief Executive Officer



                              By:  /s/ Jack Maurer
                                  ___________________________
                                    Jack Maurer
                                    Secretary and Treasurer
                                    Chief Accounting Officer