Form 10-Q
period 2000-03-31
T REIT INC
filed 2000-09-01
CIK 1077241

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



   ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

      For the transition period from _______________ to _________________

                             Commission file number
                                   333-77229

                                  T REIT, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)

Virginia                                                    52-2140299
----------------------------------------------            --------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
 or organization)

1557 N. Tustin Avenue, Suite 650                           (877) 888-7348
----------------------------------------------             --------------
Santa Ana, California  92705                       (Registrant's telephone number,
----------------------------------------------          including area code)
(Address of principal executive offices)

                                      N/A
                                      ---
                                 (Former name)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [    ]    No  [ X ]

     As of March 31, 2000, there were no shares of common stock of T REIT, Inc. outstanding.



                                  T REIT, Inc.

                                   Form 10-Q
                 For the quarterly period ended March 31, 2000


                                     INDEX

                                                                                   Page
                                                                           ---------------------

Part I        Financial Information
Item 1. Financial Statements.............................................                 2
Balance Sheets...........................................................                 2
Statement of Shareholders' Equity........................................                 4
Statement of Income......................................................                 3
Statement of Cash Flow...................................................                 5
Notes to Financial Statements............................................                 6
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................                 9
Item 3. Qualitative and Quantitative Disclosure about Market Risks.......                11
Part II       Other Information
Item 1. Legal Proceedings................................................                12
Item 2. Changes in Securities............................................                12
Item 3. Defaults upon Senior Securities..................................                12
Item 4. Submission of Matters to a Vote of Security Holders..............                12
Item 5. Other Information................................................                12
Item 6. Exhibits and Reports on Form 8-K.................................                12
Signatures...............................................................                13

Part I - Financial Information

Item 1.  Financial Statements.

                                  T REIT, INC.

                                 Balance Sheets

                                                                    March 31,                     December 31,
                                                                      2000                            1999
                                                              --------------------           ---------------------
                                                                   (unaudited)
Assets

Cash                                                                 $    820                         $ 100
Restricted Escrow Funds                                              $232,005
                                                              ---------------                --------------
                                                                     $232,825                         $ 100
                                                              ===============                ==============

Liabilities and Shareholder's Equity

Escrowed Stock Subscriptions                                         $232,005                         $   -
                                                              ---------------                --------------
                                                                      232,005                             -
                                                              ---------------                --------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000                               1                             1
      shares authorized, 10 shares issued and
      outstanding


     Additional paid-in capital                                            99                           99
     Accumulated income                                                   720                            -
                                                              ---------------                --------------
                                                                          820                           100
                                                              ---------------                --------------
                                                                     $232,825                         $ 100
                                                              ===============                ==============



                            See accompanying notes.

                                  T REIT, INC.

                              Statements of Income
                                  (unaudited)

                                                                                         Three
                                                                                        Months
                                                                                         Ended
                                                                                     March 31,
                                                                                          2000
                                                                                         -----
Revenues
   Interest income                                                                       $ 720
                                                                                  -------------

Expenses
   Organizational
   General and administrative
   Interest
                                                                                  ------------
                                                                                             -
                                                                                  ------------
   Net income                                                                            $ 720
                                                                                  ============
Basic and diluted loss per share                                                         $  72
                                                                                  ============



                            See accompanying notes.

                                  T REIT, INC.



                       Statement of Shareholders' Equity

                       Three Months Ended March 31, 2000


                       Number     Par     Additional        Accumulated
                      of shares  Value  Paid-in Capital      Earnings       Total
                      ---------  -----  ---------------     -----------     -----
Balance, December         10      $1          $99               $  -        $100
 31, 1999

Issuance of common
 stock

Redemption of
 common stock

Net income                                                       720         720
                    -------------------------------------------------------------

Balance, March 31,        10      $1          $99               $720        $820
 2000                 ========   ====   ============      ============      ====



                            See accompanying notes.

                                  T REIT, INC.

                             Statement of Cash Flow

                                  (unaudited)

                                                                                            Three Months
                                                                                         Ended March 31,
                                                                                                    2000
                                                                                               ---------
Cash flows from operating activities:
  Net income                                                                                   $     720
  Changes in assets and liabilities:
  Increase in restricted escrowed funds                                                          232,005
  Increase in escrowed stock subscriptions                                                      (232,005)
                                                                                           -------------
  Net cash provided by operating activities                                                          720
                                                                                           -------------

Net increase in cash and cash equivalents                                                            720
Cash and cash equivalents, beginning of period                                                       100
                                                                                            ------------
Cash and cash equivalents, end of period                                                       $     820
                                                                                            ============



                            See accompanying notes.

                                  T REIT, INC.

                         Notes to Financial Statements
                          Period Ended March 31, 2000

1.  Description of Business

T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and intends to qualify as a real estate investment trust for federal income tax purposes. The Company's plans are to acquire existing office, industrial, retail and service properties located in several states. As of March 31, 2000, the Company had not acquired any properties and has not entered into any agreements to purchase property. The Company intends to acquire properties through its operating partnership, T REIT, L.P. Currently, the Company owns 100% of the ownership interests of T REIT, L.P. and there are no related minority interests.

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

4.  Stock Offering Costs

     Pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, the Company is offering for sale up to 10,000,000 shares of its Common Stock (the "Shares") at an offering price $10 per share. The registration statement was declared effective February 22, 2000. The offering of Shares will terminate on the earlier of February 22, 2002 or the date on which the maximum offering of Shares has been sold.

                                  T REIT, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)

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

Pursuant to the registration statement, the Shares can be offered to affiliates (officers, directors and brokers) at a discounted price of $9.05 per share. The registration statement also provides that broker-dealers are entitled to one warrant for every forty shares sold in states that permit such compensation. At March 31, 2000, no warrants were outstanding.

5.  Organizational Costs

The Company complies with the Statement of Opinion 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires the Company to expense all costs incurred during the formation and start-up of the Company.

6.  Advisory Fees

The Advisor is compensated by the Company for its services through a series of fees as detailed in the Advisory Agreement with the Company. For the three months ended March 31, 2000, the Advisor had not earned any advisory related fees.

In addition to fee compensation, the Advisor is reimbursed costs and expenses it incurs on behalf of the Company. For the three months ended March 31, 2000, the Advisor incurred $28,000 of organizational expenses and offering costs on behalf of the Company; however, the Advisor is not entitled to reimbursement until the minimum Offering Amount, $1,000,000, is raised.

7.  Earnings Per Share

Basic and diluted earnings per share are based on $72 weighted average number of shares outstanding for the three months ended March 31, 2000.

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

     As of March 31, 2000 the Company had received subscriptions for 25,300 shares resulting in $232,005 in deposits the Escrow Account.

     The Company expects to use net offering proceeds from the sale of Shares to purchase properties. In addition, the Company intends to borrow money to acquire properties and to pay certain related fees.

Results of Operations

Three Months Ended March 31, 2000

     At March 31, 2000 and December 31, 1999, the Company's total assets were $232,825 and $100, respectively. The increase in total assets reflects the stock offering during the period ended March 31, 2000.

     Gross revenues of the Company of $720 for the three months ended March 31, 2000, represented interest income earned on offering proceeds held by the Company prior to the investment in properties. The Company had not incurred any expenses for the three months ending March 31, 2000 because the Company did not receive and accrue the minimum subscriptions from the Escrow Account. There is no comparative financial data available from the prior fiscal year.

     Net increase in cash and cash equivalents for the six months ended June 30, 2000 is the result of the sale of the Shares during the period.

     No cash distributions were made to shareholders during the first quarter of 2000.

     As of March 31, 2000, the Company had not entered into any arrangements creating a reasonable probability that a property would be acquired by the Company. The number of properties to be acquired will depend upon the amount of net offering proceeds and loan proceeds available to the Company.

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

Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities.
        None.

Item 3. Defaults upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports.
(a)     Exhibit 27: Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 29, 2000.

             T REIT, INC.
             (Registrant)


                                     By:  /s/ Anthony W. Thompson
                                          -----------------------
                                             Anthony W. Thompson
                                             President and
                                             Chief Executive Officer



                                     By:  /s/ Jack Maurer
                                          ---------------
                                           Jack Maurer
                                           Secretary and Treasurer
                                           Chief Accounting Officer