Form 10-Q
period 2000-09-30
T REIT INC
filed 2000-11-14
CIK 1077241

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



   ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended September  30, 2000

                                      OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For the transition period from _______________ to _________________

                            Commission file number
                                   333-77229

                                 T REIT, Inc.
                                 ------------
            (Exact name of registrant as specified in its charter)

Virginia                                         52-2140299
--------                                         ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
or organization)

1557 N. Tustin Avenue, Suite 650                 (877) 888-7348
--------------------------------                 --------------
Santa Clara, California  92705                   (Registrant's telephone number,
------------------------------                   including area code)
(Address of principal executive offices)

                                      N/A
                                      ---
                                 (Former name)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]    No  [  ]

     As of November 9, 2000, there were 563,266 shares of common stock of T REIT, Inc. outstanding.

                                 T REIT, Inc.

                                   Form 10-Q
               For the quarterly period ended September 30, 2000


                                     INDEX
                                                                            Page
                                                                            ----

Part I    Financial Information
     Item 1. Financial Statements..............................................3
          Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999................................................4
          Consolidated Statements of Operations for the nine months
               ended September 30, 2000 and for the three months ended
               September 30, 2000..............................................5
          Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2000..................................6
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 2000........................................7
          Notes to the Consolidated Financial Statements.......................8
     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................11
     Item 3. Qualitative and Quantitative Disclosure about Market Risks.......16
Part II      Other Information
     Item 1. Legal Proceedings................................................17
     Item 2. Changes in Securities............................................17
     Item 3. Defaults upon Senior Securities..................................17
     Item 4. Submission of Matters to a Vote of Security Holders..............17
     Item 5. Other Information................................................17
     Item 6. Exhibits and Reports on Form 8-K.................................17
     Signatures...............................................................18

Part I - Financial Information

Item 1.  Financial Statements.

The Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction wit the Consolidated Financial Statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.



                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                 T REIT, INC.
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999

                                                                     September 30,           December 31,
                                                                        2000                    1999
                                                                     (Unaudited)
                                                               ---------------------     -------------------

                                    ASSETS
Real Estate Operating Properties:
   Land                                                                  $     125,193        $              -
   Buildings and Improvements                                                1,126,735                       -
                                                                 ---------------------     -------------------
                                                                             1,251,928                       -
   Less accumulated depreciation                                                  (100)                      -
                                                                 ---------------------     -------------------
                                                                             1,251,828                       -

Cash and Cash Equivalents                                                    2,313,808                     100
Real Estate Deposits                                                           267,017                       -
                                                                 ---------------------     -------------------
                                                                         $   3,832,653                    $100
                                                                 =====================     ===================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                 $     142,682        $              -
Note payable                                                                   750,000                       -
                                                                 ---------------------     -------------------
                                                                         $     892,682                       -

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized;
      384,006 and 100 shares issued and outstanding at September
      30, 2000 and December 31, 1999, respectively                               3,841                       1
  Additional paid-in capital                                                 2,976,745                      99
  Accumulated deficit                                                          (40,615)                      -
                                                                 ---------------------     -------------------
                                                                             2,939,971                     100
                                                                 ---------------------     -------------------
                                                                         $   3,832,653        $            100
                                                                 =====================     ===================



The accompanying notes are an integral part of these financial statements.



                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                 T REIT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the nine months ended September 30, 2000 and
                 For the three months ended September 30, 2000
                                  (unaudited)


                                     Nine Months Ended      Three Months Ended
                                     September 30, 2000     September 30, 2000
                                     ------------------     ------------------
Revenues
 Rental Income                                 $  3,333               $  3,333
 Interest Income                                 16,914                 11,251
                                               --------               --------
                                                 20,247                 14,584
                                               --------               --------

Expenses
 Organizational                                  29,888                      -
 General and administrative                       8,100                  7,000
 Interest                                        22,874                 19,704
                                               --------               --------
                                                 60,862                 26,704

 Net loss                                      $(40,615)              $(12,120)
                                               ========               ========


Basic and diluted loss per share               $   (.40)              $   (.05)
                                               ========               ========


The accompanying notes are an integral part of these financial statements.

                                 T-REIT, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 for the nine months ended September 30,  2000
                                  (unaudited)



                                                                        Additional
                                    Number of             Par            Paid-in          Accumulated
                                     shares              Value           Capital            Deficit            Total
                                 ---------------    --------------    --------------     -------------     ---------------
BALANCE - December 31, 1999                   10     $           1      $         99       $         -       $         100
Issuance of common stock                 384,006             3,841         3,006,411                 -           3,010,252
Redemption of common stock                   (10)               (1)              (99)                -                (100)
Distributions                                  -                 -           (29,666)                -             (29,666)
Net loss                                       -                 -                 -           (40,615)            (40,615)
                                 ---------------    --------------    --------------     -------------     ---------------
BALANCE - September 30,
      2000 (unaudited)                   384,006     $       3,841      $  2,976,745       $   (40,615)      $   2,939,971
                                 ===============    ==============    ==============     =============     ===============

The accompanying notes are an integral part of these financial statements.

                                  T REIT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  for the nine months ended September 30, 2000
                                  (unaudited)


                                                              Nine Months Ended
                                                              September 30, 2000
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (40,615)
Adjustments to reconcile net income to net cash provided by
 operating activities
Depreciation                                                                100
Changes in liabilities
Increase in accounts payable and accrued liabilities                    142,682
                                                                    -----------
Net cash provided by operating activities                               102,167
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate Operating Properties                         (1,251,928)
Real Estate Deposits                                                   (267,017)
                                                                    -----------
Net cash used in investing activities                                (1,518,945)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of note payable                                                750,000
Net proceeds of issuance of common stock                              3,010,152
Distributions                                                           (29,666)
                                                                    -----------

Net cash provided by financing activities                             3,730,486

Net increase in cash and cash equivalents                             2,313,708

Cash and cash equivalents, beginning of period                              100
                                                                    -----------

Cash and cash equivalents, end of period                            $ 2,313,808
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                                  T REIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ended September 30, 2000


1.   Description of Business

T REIT, Inc. (the "Company") was formed in December, 1998 in the Commonwealth of Virginia and intends to qualify as a Real Estate Investment Trust for federal income tax purposes. The Company's plans are to acquire existing office, industrial, retail and service properties located in several states through its operating partnership, T REIT, L.P. The Company owns 100% of the ownership interests of T REIT, L.P. and there are no related minority interests.

The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one year term, subject to successive renewals.

2.   Interim Financial Data

The financial statements include the accounts of the Company and T REIT, L.P.; accordingly, all material intercompany account balances have been eliminated upon consolidation. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal recurring nature. No financial statements for the corresponding periods in 1999 have been presented since the Company did not commence operations until 2000.

These financial statements should be read in conjunction with the Company's registration statement on Form S-11.

3.   Real Estate Operating Properties

     On September 26, 2000, the Company acquired the Christie Street Office Building, a 17,141 square foot Class C office building in Lufkin, Texas. The total purchase price of $1, 250,000 consists of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively. The seller is not affiliated with the Company or the Advisor.

     As of September 30, 2000, the Company has escrow and financing deposits in the amount of $267,017 for four additional proposed property acquisitions.

     Subsequent to September 30, 2000, the Company purchased the Northstar Crossing Shopping Center, a shopping center in Garland, Texas containing 67,560 rentable square feet. The total purchase price of $3,930,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,235,000 and $2,695,000, respectively. The seller is not affiliated with the Company or the Advisor.

     Real estate operating properties are held for investment and carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of September 30, 2000, no indicators of impairment existed and no impairment losses have been recorded.

4.   Cash and Cash Equivalents

     Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

5.   Stock Offering Costs

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

     The Company is offering the Shares to the residents of Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West

Virginia, Wisconsin and Wyoming. The Company soon expects to offer Shares in Mississippi and New Mexico, subject to compliance with applicable state securities laws.

     Pursuant to the registration statement, the Shares can be offered to affiliates (officers, directors, and brokers) at a discounted price of $9.05 per Share. The registration statement also provides that the broker-dealers are entitled to one warrant for every 40 Shares sold in states that permit such compensation. As of September 30, 2000, the Company had issued 7,897 warrants to broker-dealers and is obligated to issue an additional 2,920 warrants to broker-dealers. These additional warrants relate to Shares sold subsequent to September 30, 2000 and are expected to be issued in the fourth quarter of 2000.

     As of September 30, 2000, the Company has sold and issued 384,006 Shares, including 22,100 Shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before offering costs and selling commissions total $3,821,980. Subsequent to September 30, 2000, the Company has sold and issued an additional 179,260 Shares, and no additional Shares have been issued to the Advisor.

6.   Organizational Costs

     The Company complies with the Statement of Opinion 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires the Company to expense all costs incurred during the formation and startup of the Company. The Company incurred and expensed $29,888 of organizational costs during the nine months ended September 30, 2000.

7.   Earnings Per Share

     Basic and diluted earnings per Share are based on 99,172 and 230,202 weighted average number of Shares outstanding for the nine and three months ended September 30, 2000, respectively.

8.   Related Party Transactions

     The Advisor is compensated by the Company for its services through a series of fees as detailed in the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. As of September 30, 2000, the fees and cost reimbursements paid by the Company to the Advisor had been paid from offering proceeds and no amounts are currently due the Advisor.

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

     The Company was formed as a Virginia corporation in December, 1998 and intends to qualify as a real estate investment trust for federal income tax purposes. As of September 30, 2000, we have acquired one property and have entered into contracts to purchase several other properties. On September 26, 2000, we acquired Christie Street Office Building, a 17,141 square foot Class C office building in Lufkin, Texas from Robert C. Parker and Carolyn de la Fuente Parker under an agreement of sale and purchase. The sellers are not affiliated with us or our advisor. We paid a total of $1,250,000 for the office building, and approximately $1,839 in additional acquisition expenses such as attorneys' fees, recording fees and other closing costs. Our acquisition cost represents approximately $73.00 per square foot of leasable space.

     As of September 30, 2000, this property was 100% occupied by the State of Texas Department of Human Services, which provides welfare, child and family protection services. The State has leased the property since 1984 on a short-term lease (two years or less). The current lease commenced on September 1, 2000 and terminates on August 31, 2002. The current rent is $20,000 per month during the lease term. The Department of

Human Services is not empowered by the State to execute a lease with a term exceeding two years.

     The Department of Human Services may terminate the lease if it loses state funding or if the landlord does not cure covenant defaults after 30 days notice by the Department of Human Services or if the building does not conform to the provisions of the Americans with Disabilities Act of 1990, which requirement we believe has been met. The Department of Human Services pays for utilities and janitorial services associated with the property.

     Due to the short-term lease with the Department of Human Services, the property cannot be readily financed with a traditional lender. The sellers agreed to finance a portion of the purchase price by delivery to the sellers of a note in the principal amount of $750,000. The note bears interest at 9%, is fully amortized over 20 years and is secured by a first mortgage on the property. There are no loan fees or similar costs attached with the loan. The loan may not be assumed by any future owner and there is no discount for an early payoff. The monthly payment is $6,748 with a late fee of 5% after 10 days. The payment includes escrows for taxes and insurance.

     The purchase of the property was unanimously approved by our board of directors, including our independent directors.

     The Christie Street Office Building, which was built in 1984 for the State of Texas, consists of a single one-story building containing approximately 20,000 gross square feet on two parcels of land totaling 1.78 acres. Approximately 5,000 square feet were constructed by the State of Texas in 1990. The building includes approximately 17,141 square feet of leasable space. The property has approximately 95 parking stalls with 6 handicap-parking spaces and is located in flood zone C, an area of minimal flooding. The office building is located on the northwest corner of Christie Street and route 287, the major business loop for Lufkin. The office building is located approximately .5 miles from the major shopping area in Lufkin at the corner of route 287 and highway
59. Adjoining land use consists of various commercial and service users. A funeral home is located across the street, a medical clinic is next door along with the police and fire departments.

     Lufkin, Texas is the commercial hub of a 12 county rural market region, serving over 300,000 residents. Lufkin has a population of 30,791 and is located approximately 100 miles northeast of Houston and approximately 150 miles southeast of Dallas.

     We have retained Triple Net Properties Realty, Inc., an affiliate of our advisor, to manage and lease the property. We will pay Triple Net Properties Realty, Inc. a property management fee equal to 5% of the gross income from the property (currently $1,000 per month) in addition to compensation for property-level services, including leasing fees, loan origination and servicing fees and property tax reduction fees.

     On October 26, 2000, we purchased the Northstar Crossing Shopping Center, a shopping center in Garland, Texas containing 67,560 rentable square feet, from GE Capital Real Estate under an agreement of sale and purchase. The seller is not affiliated with us or our Advisor. We paid a total of $3,930,000 for the shopping center and approximately $8,570 in additional acquisition expenses such as attorneys' fees, recording fees, and other closing costs. Total acquisition cost represents approximately $58.00 per square foot of leasable space.

     In connection with the purchase of this shopping center, Fair Oak, LLC, an entity affiliated with GE Capital Realty Group, Inc., provided a short-term acquisition loan in the amount of $2,695,000. The promissory note evidencing the loan provides for monthly interest-only payments commencing December 1, 2000 at a rate of 3.5% over the GECC Composite Commercial Paper Rate, currently 6.47%. The loan is due and payable in July, 2001 and is prepayable in whole or in part upon 10 days' prior written notice. The loan is secured by a first mortgage on the property. There are no loan fees or similar costs attached with the loan.

     Under the terms of the note, the GECC Composite Commercial Paper Rate is the average interest expense on the principal amount of the GECC Composite Commercial Paper outstanding for General Electric Capital Corporation's full fiscal month preceding the interest billing month. Fair Oak will determine the GECC Composite Commercial Paper Rate and evidence the rate by a certificate issued by an authorized employee of Fair Oak.

     GECC Composite Commercial Paper is General Electric Capital Corporation's outstanding commercial paper for terms of 12 months or less from sources within the United States but excluding the current portion of General Electric Capital Corporation's long term debt and its borrowings and interest expense. Average interest expense is the percentage obtained by dividing the interest expense on the GECC Composite Commercial Paper for the current fiscal month by the average daily principal amount of GECC Composite Commercial Paper outstanding during that fiscal month divided by the actual number of days in the fiscal month and multiplied by the actual number of days in the calendar year.

     The purchase of the property was unanimously approved by our board of directors, including our independent directors.

     The Northstar Crossing Shopping Center was built in 1986 and consists of three one-story brick and glass buildings containing 67,560 rentable square feet. Two of the buildings adjoin either side of a United Artists Cinema. The third building is a 32,383 square foot freestanding facility currently occupied by Gold's Gym. GE Capital Real Estate does not own or operate the building in which the United Artists Cinema is located and we did not acquire it as part of our purchase of the shopping center.

     The shopping center is situated on 6.8 acres inclusive of the site which the United Artists Cinema building occupies. It has surface parking for approximately 855 cars and is located on the southeast corner of Belt Line Road and North Garland Road just south of the George W. Bus tollway, also known as State Highway 190, which is the outer loop tollway system connecting all of the major suburbs in the northern areas of the Dallas/Ft. Worth metroplex.

     Garland, Texas is a rapidly growing community located approximately 15 miles northeast of downtown Dallas. Garland is the ninth largest city in Texas, with a population of over 200,000.

     The property has 18 tenant spaces and is anchored by Gold's Gym, which is the only tenant occupying more than 10% of the total rentable square footage. With the exception of Nationwide Insurance, the remaining tenants of the shopping center are local tenants.

     We have retained Triple Net Properties Realty, Inc. to provide supervisory management services at the property. The Company will pay Triple Net Properties Realty, Inc. a property management fee equal to 5% of gross income from the property (currently $2,575 per month based on current gross income at the property). Under the terms of a submanagement agreement, Triple Net Properties Realty, Inc. has retained Trammel Crow Company to provide local management services, including leasing and managing the property. Triple Net Properties Realty, Inc. will pay Trammel Crow a property management fee equal to 3% of gross income from the property, plus an amount not to exceed $1,000 per month for accounting and reporting charges. Trammel Crow is not affiliated with the Company or the Advisor.

     The Company intends to focus on acquisitions of properties primarily in fifteen focus states--Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. However, the Company may acquire properties in other states. We intend to lease the properties to tenants and will lease some of its properties under net leases and in sale and leaseback transactions.

     We conduct business and own properties through our operating partnership, T REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership in May, 1999. The Company is the sole general partner of the Operating Partnership and has control over the affairs of the Operating Partnership.

     Our day to day operations are managed by our advisor, Triple Net Properties, LLC (the "Advisor"), under an advisory agreement. The Advisor was formed in April, 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships and limited liability companies and similar real estate entities.

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

     We are offering the Shares to the residents of Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming. We expect to offer the Shares to the residents of Mississippi and New Mexico after complying with the state registration requirements of those states.

     As of September 30, 2000 we had sold 384,006 Shares resulting in net proceeds of $3,010,252, which exceeded the minimum offering amount of $1,000,000. As of September 30, 2000, we have approximately $2,313,808 available to invest in properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, organizational and offering expenses and miscellaneous acquisition expenses.

     We expect to use net offering proceeds from the sale of Shares to purchase properties. In addition, we intend to borrow money to acquire properties and to pay certain related fees.

                             Results of Operations
             Three Months and Nine Months Ended September 30, 2000

     At September 30, 2000 and December 31, 1999, our total assets were $3,832,653 and $100, respectively. The increase in total assets reflects the stock offering and the acquisition of the Christie Street Office Building in Lufkin, Texas during the period ended September 30, 2000.

     As of September 30, 2000, we did not owe the Advisor any amount for costs and expenses incurred on our behalf.

     We had gross revenues of $20,247 for the nine months ended September 30, 2000, represented by rental income and interest income earned on offering proceeds held prior to the investment in properties. Our expenses were $60,862 for the nine months ended September 30, 2000, and consisted primarily of organizational and interest expenses. Because we did not commence operations until it received and accepted subscriptions from the escrow account, there is no comparative financial data available from the prior fiscal year.

     Net increase in cash and cash equivalents for the nine months ended September 30, 2000 is the result of the sale of the Shares during the period.

     Cash distributions in the aggregate amount of $29,666 were made to shareholders during the third quarter of 2000.

     The number of other properties to be acquired will depend upon the amount of net offering proceeds and loan proceeds available to us. We currently are considering several other potential property acquisitions. Our decision to acquire one or more of these properties will generally depend upon: (i) our receipt of a satisfactory environmental survey and property appraisal for each property; (ii) no material adverse change occurring in the properties, the tenants, or in the local economic conditions; and (iii) our receipt of sufficient financing, either through the net proceeds from this offering or satisfactory debt financing. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that we will acquire any additional properties.

     Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to our shareholders.

Item 3.   Qualitative and Quantitative Disclosure about Market Risks.
     None.


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

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

Item 3. Defaults upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 10.1: Material Contracts. Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC.

(b)     Exhibit 27: Financial Data Schedule.

(c)     Current Report on Form 8-K, dated July 11, 2000, filed August 2, 2000,
        reporting,   under Item 4, the resignation of the Company's independent accountant.

(d)     Current Report on Form 8-K, dated September 18, 2000, filed
        September 21, 2000, reporting, under Item 4, the engagement of Squar, Milner, Reehl & Williamson, LLP as the Company's independent accountant.

(e) Current Report on Form 8-K, dated September 26, 2000, filed October 11, 2000, reporting, under Item 2 and Item 5, the acquisition of the Christie Street Office Building in Lufkin, Texas, and other matters related to the offering.

(f) Current Report on Form 8-K, dated October 26, 2000, filed November 13, 2000, reporting, under Item 2 and Item 5, the acquisition of the Northstar Crossing Shopping Center in Garland, Texas, and other matters related to the offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  November 14, 2000.

             T REIT, INC.
             (Registrant)


                                             By:  /s/ Anthony W. Thompson
                                              ___________________________
                                                      Anthony W. Thompson
                                                      President and
                                                      Chief Executive Officer



                                             By:  /s/ Jack Maurer
                                              ___________________________
                                                      Jack Maurer
                                                      Secretary and Treasurer
                                                      Chief Accounting Officer

                               Index to Exhibits

     Exhibit                     Description
     -------                     -----------

      10.1 Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC.

      27            Financial Data Schedule.