Form 10-K405
period 2000-12-31
T REIT INC
filed 2001-04-02
CIK 1077241

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ________ to ________

                       Commission File Number: 333-77229

                               ----------------

                                 T REIT, Inc.
            (Exact name of registrant as specified in its charter)

                  Virginia                                       52-2140299
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                       1551 N. Tustin Avenue, Suite 650
                          Santa Ana, California 92705
                   (Address of principal executive offices)

                                (877) 888-7348
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
            Title of each class:             on which registered
            --------------------            ---------------------
                    None                             None

          Securities registered pursuant to Section 12(g) of the Act:

               Title of class:                  Title of class:
               ---------------                  ---------------
                    None                              None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 23, 2001, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $8,653,000 (based on the price for which each share was sold).

   As of March 23, 2001, there were 888,994 shares of common stock of T REIT, Inc. outstanding.

================================================================================

                                  T REIT, INC.
                            (A Virginia corporation)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                       PART I

 Item 1.   Business.....................................................     3
 Item 2.   Properties...................................................     8
 Item 3.   Legal Proceedings............................................     8
 Item 4.   Submission of Matters to a Vote of Security Holders..........     8

                                      PART II

 Item 5.   Market for Registrant's Common Equity and Related Shareholder
            Matters.....................................................     9
 Item 6.   Selected Financial Data......................................    11
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    13
 Item 7(a) Quantitative and Qualitative Disclosures About Market Risk...    16
 Item 8.   Consolidated Financial Statements and Supplementary Data.....    17
 Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    37

                                      PART III

 Item 10.  Directors and Executive Officers of the Registrant...........    38
 Item 11.  Executive Compensation.......................................    39
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    40
 Item 13.  Certain Relationships and Related Transactions...............    40

                                      PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    41

 SIGNATURES..............................................................   44

                                    PART I

Item 1. BUSINESS

General

   T REIT, Inc. (the "Company") was formed as a Virginia corporation in December, 1998. On February 22, 2000, the Company commenced a public offering (the "Offering") on a best efforts basis of up to 10,000,000 shares of common stock (the "Shares") at $10.00 per Share, subject to discounts in certain cases, and up to 700,000 Shares at $9.05 per Share pursuant to the Company's Dividend Reinvestment Program ("DRIP"), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of June 28, 2000, the Company had received and accepted subscriptions for the minimum offering of 100,000 Shares or $1,000,000. As of December 31, 2000, the Company had sold 637,527 Shares to the public resulting in gross proceeds of $6,368,782 and an additional 4,644 Shares pursuant to the DRIP for $42,025 of additional gross proceeds. In addition, Triple Net Properties, L.L.C. (the "Advisor") purchased 22,100 Shares for $200,005 preceding the commencement of the Offering.

   The Registration Statement also includes the Soliciting Dealer Warrants that the Company will offer to sell to NNN Capital Corp., the dealer manager (the "Dealer Manager") of the Offering, at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for every 40 Shares sold during the Offering in states other than Arizona, Missouri, Ohio, or Tennessee. The Dealer Manager may reallow a portion of the Soliciting Dealer Warrants to broker-dealers participating in the Offering, up to a maximum of 250,000 Soliciting Dealer Warrants. Each Warrant entitles the holder to purchase one Share from the Company at a price of $12.00 per Share. As of December 31, 2000, the Dealer Manager had the right to purchase 13,795 Soliciting Dealer Warrants; however, no warrants have been purchased as of December 31, 2000.

Description of Business

   The Company was organized to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail, and service properties primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin, and Wyoming. The Advisor, has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

   As of December 31, 2000, the Company owned a 100% fee simple interest in three properties: an office building and two shopping centers located in Texas containing an aggregate of approximately 247,505 square feet of gross leasable area ("GLA"). As of December 31, 2000, the Company also owned a 16.5% and a 26% undivided tenants-in-common interest, respectively, in two additional shopping centers in Texas. As of December 31, 2000, approximately 85% of the GLA in these five properties was leased.

   The Company is the sole general partner and 100% owner of T REIT, L.P., a Virginia limited partnership (the "Operating Partnership"), other than the incentive limited partnership interest owned by the Advisor, organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

   The Company's principal executive offices are located at 1551 N. Tustin Avenue, Suite 650, Santa Ana, California 92705 and its telephone number is
(877) 888-7348.

Acquisition Strategies

   The Company intends, through entities owned or controlled directly or indirectly by the Company, to acquire and manage office, industrial, retail, and service properties, including neighborhood retail centers and single-user properties leased by generally creditworthy tenants under net leases. It may enter into sale and leaseback transactions, under which it will purchase the property from an entity and lease the property back to such entity under a net lease.

   A majority of properties acquired will be at least 75% leased on the acquisition date. The Company may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. However, when the Company thinks it is prudent, it will incur indebtedness to acquire properties. On properties purchased on an all-cash basis, it may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans will be used to acquire additional properties and increase the Company's cash flow. The Company does not intend to incur indebtedness in excess of 60% of the aggregate fair market value of all its properties, as determined at the end of each calendar year beginning with its first full year of operations. Fair market value will be determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

Acquisition Standards

   Based on the Advisor's prior real estate experience, the Company believes it has the ability to identify quality properties capable of meeting its investment objectives. In evaluating potential acquisitions, the primary factor considered is the property's current and projected cash flow. The Company also considers a number of other factors, including a property's:

  .  geographic location and type;

  .  construction quality and condition;

  .  potential for capital appreciation;

  .  lease terms and rent roll, including the potential for rent increases;

  . potential for economic growth in the tax and regulatory environment of the community in which the property is located;

  .  potential for expanding the physical layout of the property;

  . occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

  . prospects for liquidity through sale, financing or refinancing of the property;

  . competition from existing properties and the potential for the construction of new properties in the area; and

  . treatment under applicable federal, state and local tax and other laws and regulations.

Property Acquisition

   The Company acquires fee simple and tenancy-in-common interests in real properties and real properties subject to long-term ground leases, although other methods of acquiring a property may be used when advantageous. The Company may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. It may also use wholly owned subsidiaries of the Operating Partnership to acquire properties. Such wholly owned subsidiaries will be formed solely for the purpose of acquiring and/or financing a property or properties.

   In some cases, the Company may commit to purchase properties subject to completion of construction in accordance with terms and conditions specified by the Advisor. In such cases, the Company will be obligated to purchase the property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by the Company in advance and embodied in the construction contract and (2) agreed upon percentages of the property are leased. The Company will receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. The Company does not intend to construct or develop properties, or render any services in connection with such development or construction.

   If remodeling is required prior to the purchase of a property, the Company will pay a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount will be based on the estimated cost of such remodeling. In such instances, the Company will also have the right to review the lessee's books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated. If remodeling is required after the purchase of a property, the Advisor or an affiliate may serve as construction manager for a fee no greater than the fee a third party would charge for such services.

Operating Strategies

   The Company's primary operating strategy is to acquire suitable properties and to enhance the performance and value of those properties through management strategies designed to address the needs of the modern real estate marketplace. Key elements of the Company's strategy to achieve those objectives include the items in the following list. The Company's Board of Directors may change the Company's business objectives at any time without shareholder approval.

Acquiring Properties:

  . The Company will seek to selectively acquire well-located office, industrial, retail and service properties located primarily in focus states, including neighborhood retail centers and properties net leased by one or more creditworthy tenants.

  . The Company may acquire some properties by issuing units of limited partnership interest in the Operating Partnership to the sellers, which may allow such sellers to defer taxation on any gain from their disposition of that property.

  . The Company may acquire some properties on an all-cash basis, which may provide a competitive advantage over other potential purchasers who must secure financing. The Company may also acquire some properties with the proceeds of debt financing or subject to existing indebtedness.

Enhancing Property Values:

  . The Company will actively manage costs and seek to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities.

  . The Company will seek to improve rental income and cash flow by aggressively marketing rentable space and raising rents when feasible.

  . The Company will emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

  . In its neighborhood retail centers, the Company will seek to maintain a diversified tenant base, consisting primarily of retail tenants providing consumer goods and services.

  . The Company will seek to finance acquisitions and refinance properties when favorable financing terms are available to increase its cash flow.

   The Company may incur indebtedness to fund the acquisition and/or operation of its properties. The Company intends to limit its aggregate indebtedness, both secured and unsecured, to no more than 60% of the aggregate of all of its properties' fair market values, as determined at the end of each calendar year beginning with its first full year of operations. In addition, it does not intend to incur secured indebtedness on a specific property in excess of approximately 80% of such property's fair market value.

Investment Objectives & Policies

General

   The Board of Directors has established written policies on investment objectives and borrowing. While it is the Board's responsibility to monitor the administrative procedures, investment operations and performance of the Company and the Advisor to assure such policies are carried out, generally the Board may change such policies at any time without a vote of shareholders. The independent directors will review investment policies at least annually to determine that the Company's policies are in the best interests of shareholders and will set forth their determinations in the minutes of the board meetings.

Types of Investments

   The Company intends to acquire office, industrial, retail and service properties, including neighborhood retail centers and single-user properties leased by generally creditworthy tenants under net leases. The Company may enter into sale and leaseback transactions, under which the Company will purchase a property from an entity and lease the property back to such entity under a net lease.

   "Net" leases typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. The Company expects that most of the leases will be long-term (typically 10 to 15 years, but generally not less than 5 years) and may provide for a base minimum annual rent with periodic increases. The Company considers a tenant to be creditworthy when it has:

  .  a corporate debt rating by Moody's or Standard & Poors of B or better;

  . a minimum tangible net worth equal to ten times one year's rental payments required under the terms of the lease; or

  . a guaranty for its payments under the lease by a guarantor with a minimum tangible net worth of $10 million.

   A majority of properties acquired will be at least 75% leased on the acquisition date. The Company may acquire some properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. However, when management deems it prudent, the Company will incur indebtedness to acquire properties. On properties purchased on an all-cash basis, the Company may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties and increase its cash flow. The Company does not intend to incur indebtedness in excess of 60% of the aggregate fair market value of all its properties, as determined at the end of each calendar year beginning with its first full year of operations. Fair market value will be determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

   The Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to its business. The Company may also acquire properties from entities advised by the Advisor. Such acquisitions must be approved by a majority of the Company's directors, including a majority of its independent directors. The Company currently does not have any plans to acquire a property or properties from the Advisor, its affiliates or entities advised by the Advisor.

Developments During the 2000 Fiscal Year

   During 2000, the Company invested approximately $3,951,243 for the acquisition of interests in one office building and four shopping centers purchased for an aggregate purchase price of approximately $19,774,000, containing a total GLA of approximately 395,000 square feet. See Item 2 for a more detailed description of these properties.

Tax Status

   The Company intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the "Code"). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition

   In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned or to be owned by the Company, the Company competes with other owners of like properties for tenants. There can be no assurance that the Company will be able to successfully compete with such entities in its development, acquisition and leasing activities in the future.

Business Risks

   All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is H.E. Butt Grocery, which has one lease totaling 65,681 square feet, or approximately 17% of the total GLA owned by the Company. Annualized base rental income of this lease is projected to be approximately $476,000 for the year ended December 31, 2000, or approximately 16% of the total annualized base income based on the Company's portfolio of properties as of December 31, 2000. The second largest tenant is Gold's Gym, which has one lease totaling 32,323 square feet, or approximately 8% of the total GLA owned by the Company. Annualized base rental income of this lease is projected to be approximately $243,000 for the year ended December 31, 2000, or approximately 8% of the total annualized base rental income based on the Company's portfolio of properties as of December 31, 2000. The loss of these tenants or any of the other major tenants of the Company or their inability to pay rent could have a material adverse effect on the Company's business.

Employees

   As of December 31, 2000, the Company had no direct employees. All work of the Company is accomplished through the efforts of the Advisor's employees.

Financial Information About Industry Segments

   The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial, retail, and service properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2. PROPERTIES

   As of December 31, 2000, the Company, through the Operating Partnership, has acquired fee ownership of one office building and two shopping centers, plus 16.5% and 26% undivided tenants-in-common interest in two other shopping centers, containing an aggregate of approximately 395,000 GLA, all located in Texas.

                         Gross                       Amount of   No. of
                        Leasable            Year     Mortgage   Tenants
 Property Shopping        Area     Date    Built/   Payable at   as of
 Center                 (Sq Ft)  Acquired Renovated  12/31/00   12/31/00 Major Tenants*
- ------------------------------------------------------------------------------------------
 Christie Street......   17,141   9/26/00   1984        745,433     1    State of Texas

 Northstar............   67,500  10/26/00   1986      2,695,000    11    Gold' Gym*

 Plaza Del Rey........  126,322  11/17/00   1976        659,175    18    Helig Meyers

 Seguin Corners.......   21,000  11/22/00   1999        141,700    10    Dollar Tree,
                                                                         Cato Fashions,
                                                                         Bath & Body Works

 Thousand Oaks........  162,864  12/06/00   1986     10,837,500    16    HEB Food Store* &
                                                                          Blockbuster
                        -------                     -----------
    Totals............  394,827                     $15,078,808
                        =======                     ===========

- --------
*  Major tenants include tenants leasing more than 10% of GLA of a property.

   The following schedule lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 2000. N/A indicates that the property was not owned at the end of the quarter.

   Property                         at 3/31/00 at 6/30/00 at 9/30/00 at 12/31/00
   --------                         ---------- ---------- ---------- -----------
   Christie Street.................    N/A        N/A        100%        100%
    Lufkin, Texas

   Northstar.......................    N/A        N/A        N/A          83%
    Garland, Texas

   Plaza Del Rey...................    N/A        N/A        N/A          77%
    Seguin, Texas

   Seguin Corners..................    N/A        N/A        N/A         100%
    Seguin, Texas

   Thousand Oaks...................    N/A        N/A        N/A          89%
    San Antonio, Texas

Item 3. LEGAL PROCEEDINGS

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is the subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   There is no established public trading market for the Company's shares of common stock.

   The Company provides the following program to facilitate investment in the
Shares:

   Effective with the Offering, the Company adopted the Dividend Reinvestment Program (the "DRIP") which offers to holders of the Company's common stock, $0.01 par value per share (the "Common Stock"), the opportunity to purchase through reinvestment of dividends, additional shares of Common Stock subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP.

   Dividends reinvested pursuant to the DRIP are applied to the purchase of shares of Common Stock at a price per share (the "DRIP Price") equal to the greater of (i) $9.05 or (ii) 95% of the Market Price (as defined in the DRIP) until 700,000 shares have been purchased or the termination of the Offering, whichever occurs first. Thereafter, the Company may in its sole discretion effect additional registrations of Common Stock for use in the DRIP. In any case, the per share purchase price under the DRIP for such additionally acquired shares will equal the DRIP Price. As of December 31, 2000, the Company has sold 4,644 shares of Common Stock amounting to $42,025 pursuant to the terms of the DRIP.

Shareholders

   As of March 23, 2001, there were 379 shareholders of record of the Company.

Distributions

   The Company has been paying monthly distributions since August 1, 2000 at a rate of $0.80 per Share per annum.

   The Company declared distributions to shareholders totaling $0.65 per weighted average number of Shares outstanding during the year ended December 31, 2000. For federal income purposes, all such distributions represent a return of capital. Because the Company incurred a net loss, none of the distributions during the year ended December 31, 2000 are taxable to shareholders.

   The Company expects that comparable distributions will be paid for the forseeable future.

Use of Proceeds from Registered Securities

   The Company has registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-77229) the Offering on a best efforts basis of up to 10,000,000 Shares at $10.00 per share, subject to discounts in certain cases; up to 700,000 Shares at $9.05 per Share pursuant to the Company's DRIP; 250,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant; up to 800,000 Shares issuable pursuant to two stock option plans; and 13,795 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share. The Offering commenced on February 22, 2000 and has not terminated. The maximum aggregate offering price of the securities registered is $117,500,000.

   As of December 31, 2000, the Company has sold the following securities for the following aggregate offering prices:

   .   637,527 Shares on a best efforts basis for $6,368,782;

   .     4,644 Shares pursuant to the DRIP for $42,025;

   .       --  Soliciting Dealer Warrants; and

   .       --  Shares pursuant to the exercise of Soliciting Dealer Warrants,
       -------
   .   642,171 Total Shares for $6,410,807 of gross proceeds as of December 31, 2000.
       =======

   The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 22,100 Shares purchased by the Advisor for $200,005 prior to the commencement of the Offering.

   From the February 22, 2000 effective date of the Offering through December 31, 2000 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

                                                                   E=Estimated
      Type of Expense                                     Amount    A=Actual
      ---------------                                   ---------- -----------
      Sales commissions and fees....................... $  605,042       A
      Finders' fees....................................        --
      Expense reimbursements paid to or for the Dealer
       Manager.........................................      8,969       A
      Other expenses to affiliates.....................     87,176       A
      Other expenses to non-affiliates.................    566,267       A
                                                        ----------
      Total expenses................................... $1,267,454       A
                                                        ==========

   Sales commissions and fees, which include due diligence fee, underwriting discounts and underwriters' expenses were paid to the Dealer Manager, which reallowed all or a portion of the commissions and expenses to Soliciting Dealers. The net offering proceeds to the Company for the cumulative period, after deducting the expenses described in the above table, are approximately $5,343,000.

   For the Cumulative Period, the Company used the net offering proceeds as follows:

                                                                     E=Estimated
      Use of Proceeds                                       Amount    A=Actual
      ---------------                                     ---------- -----------
      Purchases of real estate........................... $3,951,243       A
      Repayment of indebtedness.......................... $    4,567       A
      Working capital.................................... $  132,000       E
      Temporary investments.............................. $  950,000       A

Other uses

   Of the amount used for purchases of real estate, approximately $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the acquisition of properties. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts and a secured short term note receivable from an affiliate.

Item 6. SELECTED FINANCIAL DATA

                                 T REIT, INC.
                           (a Virginia corporation)

                     For the year ended December 31, 2000
               (not covered by the Independent Auditors' Report)

   Total assets..................................................  $21,571,605
   Mortgages payable.............................................  $15,078,808
   Total revenue.................................................  $   298,621
   Net (loss)....................................................  $  (100,782)
   Loss per common share, basic (a) and diluted (b)..............  $      (.44)
   Distributions declared........................................  $   149,207
   Distributions per common share (b)............................  $       .65
   Funds From Operations (b)(c)..................................  $   (62,409)
   Funds available for distribution (c)..........................  $   (66,976)
   Cash flows provided by operating activities...................  $   278,602
   Cash flows (used in) investing activities.....................  $(5,224,483)
   Cash flows provided by financing activities...................  $(5,193,858)
   Weighted average number of common shares outstanding, basic
    and diluted..................................................      228,269

- --------
(a) The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(b) The loss and distributions per share are based upon the weighted average number of common shares outstanding. See Footnote (c) below for information regarding the Company's calculation of FFO. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder's shares. For the year ended December 31, 2000, $149,207 represented a return of capital. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholder's of at least 95% of its REIT taxable income (zero for 2000). REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(c) One of the Company's objectives is to provide cash distributions to its shareholder's from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income or loss as determined under accounting principles generally accepted in the United States ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO," which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income or loss computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.

   Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution for the year ended December 31, 2000 are calculated as follows:

   Net (loss)...................................................... $(100,782)
   Depreciation and amortization...................................    38,373
                                                                    ---------
   Funds from operations (1).......................................   (62,409)
   Principal amortization of debt..................................    (4,567)
   Deferred rent receivable (2)....................................       --
                                                                    ---------
   Funds available for distribution (3)............................ $ (66,976)
                                                                    =========

- --------
(1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(3) The Company incurred overhead and other costs throughout 2000, however, the Company's planned principal operations were not effective until the Company's first property acquisition on September 26, 2000. Dividends distributed as of December 31, 2000 are effectively a return of Capital to the investor as the Company has not generated any profits to support such dividends.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The following discussion should be read in conjunction with the financial statements and notes thereto of the Company and the "Selected Financial and Operating Data" appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2000, together with the results of its operations and its cash flows. As of December 31, 1999, the Company did not own any properties and was establishing a corporate infrastructure to support planned operations.

   Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company's current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission,

   The comparability of the financial information discussed below is impacted by acquisitions during 2000 consisting of one office building with 17,141 square feet and two shopping centers totaling 230,364 square feet. Additionally, the Company purchased a 16.5% and a 26% tenancy in common interest in two shopping centers having 126,322 and 21,000 square feet, respectively.

Results of Operations

   Rental income, rental expenses, mortgage interest, depreciation and amortization and substantially all of the general and administrative expenses incurred during 2000 are all a result of the operations from the three properties and two tenancy in common interests acquired at the end of the third quarter and during the fourth quarter of 2000. None of the property sellers are affiliated with the Company or the Advisor.

   On September 26, 2000, the Company acquired the Christie Street Office Building, a 17,141 square foot Class C office building in Lufkin, Texas. The total purchase price of $1,250,000 consists of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively.

   On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, a shopping center in Garland, Texas containing 67,500 rentable square feet. The total purchase price of $3,930,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,235,000 and $2,695,000, respectively.

   On December 6, 2000, the Company also acquired the Thousand Oaks Shopping Center, a shopping center in San Antonio, Texas containing 162,864 rentable square feet. The total purchase price of $13,000,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $2,162,500 and $10,837,500, respectively.

   In addition, the Company acquired two tenancy in common interests in Plaza Del Rey Shopping Center, a shopping center in Seguin, Texas and Seguin Shopping Center, a shopping center in Seguin, Texas on November 17, 2000 and November 22, 2000, respectively. Plaza Del Rey's total purchase price of $5,050,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively. Seguin's total purchase price of $2,450,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,905,000 and $545,000, respectively. The Company's percentage of ownership in Plaza Del Rey and Seguin is 16.5% and 26%, respectively.

Liquidity and Capital Resources

   At December 31, 2000, the Company had $248,077 of cash (excluding restricted cash) to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

   The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

   Cash provided by operating activities amounted to $278,602 for the year ended December 31, 2000. The primary reason for the increase related to the additional accounts payable and accrued expenses contributed by the acquired properties.

   Cash used in investing activities amounted to $5,224,483 for the year ended December 31, 2000. The increase is a result of real estate acquisitions, issuance of a note receivable to a related party in the amount of $950,000 and real estate deposits of $323,240 relating to proposed future acquisitions.

   At December 31, 2000, the Company has a commitment of approximately $745,000 to complete tenant improvements in progress when the properties acquired during the year then ended were purchased. The Company expects to finance such commitment from Offering proceeds.

   At December 31, 2000, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after December 31, 2000 are necessary and/or desirable. Management has not determined whether any significant capital improvements may be necessary for the proposed acquisition of the shopping center described in
Note 10 to the December 31, 2000 financial statements.

   Cash provided by financing activities amounted to $5,193,858 for the year ended December 31, 2000. The primary reasons for the increase relates to equity offerings (net of Offering costs) amounting to $5,343,065. For the year ended December 31, 2000, the Company paid Offering costs of $1,267,454.

   The Advisor has guaranteed payment of all public Offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 1.5% of the gross offering proceeds or all organizational and offering expenses (including such selling expenses) which together exceed 15% of the gross Offering proceeds. As of December 31, 2000, organizational and offering costs totaling $1,297,342 did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

   The weighted average annual interest rates on the mortgages payable outstanding at December 31, 2000 was approximately 10.2%. See Note 7 of the Notes to Consolidated Financial Statements (Item 8 of this annual report) for a description of the terms of the mortgages payable.

   In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 95% of REIT taxable income. Such percentage declined to 90% effective January 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short term investments.

   Distributions declared for the year ended December 31, 2000 were $149,207,211 of which represents a return of capital for federal income tax purposes. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

   Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at a time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

   The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of equity offerings, debt financings or asset dispositions.

Year 2000 Issues

   As a result of its planning and implementation efforts, the Company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly. Total costs associated with Year 2000 issues were not significant.

Subsequent Events

   As of March 23, 2001, subscriptions for a total of 881,188 Shares were received from total gross offering proceeds of $8,781,982, which does not include 22,100 Shares purchased by the Advisor for $200,005 at the commencement of the Offering. In addition, 7,805 Shares were issued pursuant to the DRIP for $70,642 of additional gross proceeds.

   The Company paid distributions of $31,344 and $34,538 to its shareholders in January and February 2001, respectively.

   On behalf of the Company, the Advisor is currently exploring the purchase of additional properties from unaffiliated third parties.

Impact of Accounting Principles

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities. However, as described in item 7(a) below, in the future the Company may use certain derivative instruments to manage interest rate risk.

   On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with that SAB.

Inflation

   For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of the triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of the triple-net leased properties. As of December 31, 2000, the Company owned some properties subject to triple-net leases.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

   The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                    2001       2002    2003     2004    2005
                                 -----------  ------  -------  ------  ------
   Fixed rate debt.............. $    14,479  15,837   17,323  18,764  20,708
   Average interest rate on
    maturing debt...............           9%      9%       9%      9%      9%
   Variable rate debt........... $14,191,675     --   141,700     --      --
   Average interest rate on
    maturing debt...............        10.2%    -- %     -- %    8.9%    -- %

   The fair estimated value of the Company's debt approximates its December 31, 2000 carrying amount.

   Approximately $14,333,375, or 95% of the Company's mortgages payable at December 31, 2000, have variable interest rates averaging 10.2%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2000 Financial Statements

Independent Auditors' Report................................................  18

Consolidated Balance Sheet..................................................  19

Consolidated Statement of Operations........................................  20

Consolidated Statement of Shareholders' Equity..............................  21

Consolidated Statement of Cash Flows........................................  22

Notes to Consolidated Financial Statements..................................  23

Schedule III--Real Estate and Accumulated Depreciation......................  33

1999 Financial Statements

Report of Independent Auditors..............................................  34

Balance Sheet as of December 31, 1999.......................................  35

Notes to Balance Sheet......................................................  36

Schedules not filed:

   All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
T REIT, Inc.

   We have audited the accompanying consolidated balance sheet of T REIT, Inc., a Virginia corporation, and subsidiary (the "Company"), as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T REIT, Inc., as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule III entitled "Real Estate and Accumulated Depreciation", when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 13, 2001

                                  T REIT, INC.

                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                              Assets
                              ------
Real estate operating properties:
  Land............................................................ $ 4,763,737
  Buildings and improvements......................................  15,010,455
                                                                   -----------
                                                                    19,774,192
  Less accumulated depreciation and amortization..................     (38,373)
                                                                   -----------
                                                                    19,735,819
Cash and cash equivalents.........................................     248,077
Restricted cash...................................................     211,000
Real estate deposits..............................................     323,240
Accounts receivable...............................................     103,469
Note receivable from related party................................     950,000
                                                                   -----------
                                                                   $21,571,605
                                                                   ===========

               Liabilities and Shareholders' Equity
               ------------------------------------
Accounts payable and accrued liabilities.......................... $ 1,093,228
Security deposits and prepaid rent................................      95,393
Common stock subscription deposit.................................     211,000
Notes payable.....................................................  15,078,808
                                                                   -----------
                                                                    16,478,429
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized;
   664,271 and 100 shares issued and outstanding at December 31,
   2000...........................................................       6,643
  Additional paid-in capital, net of offering costs...............   5,187,315
  Accumulated deficit.............................................    (100,782)
                                                                   -----------
                                                                     5,093,176
                                                                   -----------
                                                                   $21,571,605
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                                  T REIT, INC.

                      CONSOLIATED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2000

Revenues
  Rental income.................................................... $ 250,111
  Interest income..................................................    48,510
                                                                    ---------
                                                                      298,621
Expenses
  Rental expenses..................................................    60,638
  General and administrative.......................................   102,300
  Organizational...................................................    29,888
  Depreciation and amortization....................................    38,373
  Interest.........................................................   168,204
                                                                    ---------
                                                                      399,403
                                                                    ---------
Net loss........................................................... $(100,782)
                                                                    =========
Basic and diluted loss per share................................... $    (.44)
                                                                    =========
Weighted average number of common shares outstanding, basic and
 diluted...........................................................   228,269
                                                                    =========




   The accompanying notes are an integral part of these financial statements.

                                  T REIT, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For the Year Ended December 31, 2000

                          Number           Additional
                            of      Par     Paid-in    Accumulated
                          Shares   Value    Capital      Deficit     Total
                          -------  ------  ----------  ----------- ----------
BALANCE - December 31,
 1999....................     100  $    1  $       99   $     --   $      100
Redemption of common
 stock...................    (100)     (1)        (99)        --         (100)
Issuance of common
 stock................... 664,271   6,643   5,336,522         --    5,343,165
Distributions............     --      --     (149,207)        --     (149,207)
Net loss.................     --      --          --     (100,782)   (100,782)
                          -------  ------  ----------   ---------  ----------
BALANCE - December 31,
 2000.................... 664,271  $6,643  $5,187,315   $(100,782) $5,093,176
                          =======  ======  ==========   =========  ==========



   The accompanying notes are an integral part of these financial statements.

                                  T REIT, INC.

                      CONSOLIATED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................... $  (100,782)
Adjustments to reconcile net loss to net cash provided by
 operating activities
  Depreciation and amortization..................................      38,373
  Change in operating assets and liabilities:
    Accounts receivable..........................................    (103,469)
    Accounts payable and accrued expenses........................     349,087
    Security deposits and prepaid rent...........................      95,393
                                                                  -----------
Net cash provided by operating activities........................     278,602

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate properties...............................  (3,951,243)
Issuance of note receivable from related party...................    (950,000)
Real estate deposits.............................................    (323,240)
                                                                  -----------
Net cash used in investing activities............................  (5,224,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net......................   5,343,065
Distributions....................................................    (149,207)
                                                                  -----------
Net cash provided by financing activities........................   5,193,858
                                                                  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS........................     247,977

CASH AND CASH EQUIVALENTS--beginning of year.....................         100
                                                                  -----------

CASH AND CASH EQUIVALENTS--end of year........................... $   248,077
                                                                  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest....................................................... $    69,153
                                                                  ===========

NON-CASH INVESTING AND FINANCING:

  Purchase of real estate properties with debt................... $15,078,808
                                                                  ===========
  Purchase of real estate with accrued liabilities, net of
   repayments.................................................... $   744,141
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                                 T REIT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. ORGANIZATION

   T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of December 31, 2000, the Company has acquired three properties and two tenancy in common interests and has entered into an agreement to purchase an additional property (See Note 10). The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly-owned by the Company.

   The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals (See Note 9).

   Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at an Offering price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering will terminate on the earlier of February 22, 2002, or the date on which the maximum number of shares have been sold.

   The accompanying consolidated financial statements of the Company have been prepared assuming that the Company continues in its present form. As of December 31, 1999, the Company operated as a Development Stage Enterprise. Effective September 26, 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. In the fourth quarter of 2000, the Company purchased two additional properties and two tenancy in common interests. As of December 31, 2000, the Company has not generated sufficient cash flow to support its operations, has an accumulated deficit of approximately $100,000, does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through December 31, 2000 are effectively a return of capital to the investor as the Company has not generated any profits to support such dividends.

   The Company has debt associated with property acquisitions in the amount of approximately $14.2 million becoming due and payable in 2001. Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2001 to fund operations and any declared dividends. In the opinion of Management, the Company will be successful in refinancing into long-term mortgages all property debt maturing during 2001. Management also believes that, to the extent (if any) that the Company is not successful in generating operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company's continuation in its present form is dependent upon its ability to achieve positive cash flow from operations and secure permanent financing of its real estate properties as needed. Subsequent to December 31, 2000 and through March 13, 2001, the Company has recorded an additional $1,835,000 in gross Offering proceeds.

   In the event Management's plans are not attained, the Company's financial condition could be adversely impacted to a material extent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the

                                 T REIT, INC.

representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and T REIT, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Real Estate Operating Properties

   Real estate operating properties are held for investment and carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred.

   Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

   Impairment losses are recorded on long lived assets used in operations when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows (excluding interest) estimated to be generated by those assets. As of December 31, 2000, no indicators of impairment existed and, thus, no impairment losses have been recorded.

   The Company follows the provisions of Financial Accounting Standards Board's Emerging Issues Task Force 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions." Accordingly, the Company does not capitalize its internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for investment.

 Cash and Cash Equivalents

   Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

 Allowance for Uncollectible Receivable

   Management believes that all accounts receivable will be collected by the Company; accordingly, the accompanying December 31, 2000 financial statements do not include an allowance for uncollectible accounts.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

 Other Concentrations

   The entire portfolio of real estate properties purchased in 2000 is located in the State of Texas. Accordingly, there is a geographic concentration of risk subject to fluctuations in the State's economy. Additionally, two

                                 T REIT, INC.

tenants account for 16% and 8%, respectively, of the Company's annualized base rental income. No other single tenant accounted for a significant portion of the Company's rental income.

 Fair Value of Financial Instruments

   The Company believes that the December 31, 2000 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

   The carrying amount of the note receivable, cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

 Rental Income

   Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during "free rent" periods of a lease. Deferred rent is not significant at December 31, 2000.

 Income Taxes

   The Company intends to qualify as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. Effective January 1, 2001, the 95% dividend requirement has been reduced to 90%. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

 Per Share Data

   The company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. Diluted loss per share is antidilutive since the Company incurred a loss for the year ended December 31, 2000.

 Use of Estimates

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2000, and revenues and expenses for the year then ended. Actual results could differ from those estimates.

 Stock Options and Similar Equity Instruments

   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related

                                 T REIT, INC.

employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

 Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company during the quarter ending March 31, 2001. At that time, the Company will be required to report the fair value of derivative instruments, and reflect adjustments to the carrying amount of hedged transactions as gains or losses. Management has not determined whether the requirements of such pronouncements (as amended) will have a significant impact on its financial position or results of operations.

3. REAL ESTATE OPERATING PROPERTIES

   During the year 2000, the Company acquired one office building, two shopping centers and a tenancy in common interest in two additional shopping centers. The Company generally allocates the purchase price between land and buildings at a rate of 90% and 10% for office buildings and 75% and 25% for shopping centers.

   On September 26, 2000, the Company acquired the Christie Street Office Building, a 17,141 square foot Class C office building in Lufkin, Texas. The purchase price of $1,250,000 consisted of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively. The seller is not affiliated with the Company or the Advisor and the building was 100% occupied at December 31, 2000.

   On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, located in Garland, Texas containing 67,500 rentable square feet. The located in purchase price of $3,930,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,235,000 and $2,695,000, respectively. The seller is not affiliated with the Company or the Advisor and the building was 83% occupied at December 31, 2000.

   On December 6, 2000, the Company also acquired the Thousand Oaks Shopping Center, located in San Antonio, Texas containing 162,864 rentable square feet. The purchase price of $13,000,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $2,162,500 and $10,837,500, respectively. The seller is not affiliated with the Company or the Advisor and the building was 89% occupied at December 31, 2000.

   Through purchases and simultaneous sales, the Company acquired a tenancy in common interest in both Plaza Del Rey Shopping Center, a shopping center in Seguin, Texas containing 126,322 rentable square feet, and Seguin Shopping Center, a shopping center in Seguin, Texas containing 21,000 rentable square feet, on November 17, 2000 and November 22, 2000, respectively. Plaza Del Rey's total purchase price of $5,050,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively. Seguin's total purchase price of $2,450,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,905,000 and $545,000, respectively. The Company's percentage of ownership in Plaza Del Rey and Seguin is 16.5% and 26.0%, respectively, and the Company's portion of the purchase price and debt is $833,250 and $659,175 for Plaza Del Rey and $637,000 and $141,700 for Seguin Shopping Center, respectively. Plaza Del Rey and Seguin were 77% and 100% occupied at December 31, 2000, respectively.

                                 T REIT, INC.

   The Company's properties are leased to tenants under operating leases with terms ranging from 3 to 25 years. The minimum future lease payments to be received from noncancelable leases for each of the next five years ending December 31 and thereafter, are summarized as follows:

    2001............................................................ $ 2,771,147
    2002............................................................   2,505,555
    2003............................................................   2,169,930
    2004............................................................   1,965,670
    2005............................................................   1,525,814
    Thereafter......................................................  10,131,418
                                                                     -----------
                                                                     $21,069,534
                                                                     ===========

   A certain amount of the Company's rental income is from tenant's with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the year ended December 31, 2000, the amount of contingent rent earned by the Company is not significant.

4. COMMON STOCK SUBSCRIPTION DEPOSITS

   The Company has subscription deposits in the amount of $211,000 in an interest bearing escrow account, which represents funds from the sale of Company common stock under the Registration Statement in the Commonwealth of Pennsylvania. Pennsylvania law prohibits the Company from disbursing such funds until at least 1,000,000 shares are issued by the Company. If the Company has not received and accepted subscriptions for 1,000,000 shares by the end of each 120 day escrow period, the investor is entitled to request a refund of the initial investment and any accrued interest.

5. NOTE RECEIVABLE FROM RELATED PARTY

   In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, maturity in June 2001 and is secured by a first mortgage. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the note. In addition, the Company advanced $430,000 to W REIT, L.P. in March 2001 subject to the same terms and conditions as the previous note. W REIT, L.P. is planning to refinance such property in June 2001 and management believes such refinancing will result in the Company being paid in full.

   During 2000, the Company also advanced W REIT, L.P. $50,000 which is to be repaid to the Company in June 2001.

6. STOCK OFFERING COSTS

   As of December 31, 2000, the Company sold 664,271 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $6,611,000.

   Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of thirty six states. In connection with the Offering, the Company incurred $1,267,000 of costs related to the issuance and distribution of the Shares. Such amount includes a total of approximately $615,000 paid to the dealer manager (a related party--see Note 13), principally comprised of sales commissions, underwriting discounts, and certain fees. As described in Note 9, an additional $87,000 was paid to the Advisor.

   The Shares can be offered to affiliates (officers, directors and brokers) at a discounted price of $9.05 per share. The Registration Statement also provides that broker-dealers are entitled to one warrant for every forty shares sold in states that permit such compensation (See Note 13).

                                 T REIT, INC.

7. NOTES PAYABLE

   The Company's notes payable at December 31, 2000 consist of the following:

   Note payable to an individual, secured by a first deed of
    trust, interest is fixed at 9%. Principal and interest due in
    September, 2020..............................................  $    745,433
   Note payable to an affiliate ("lender") of the seller, secured by a first trust deed on the respective property with a
    variable interest rate at the lender's Composite Commercial paper rate plus 3.5% (10.24% as of December 31, 2000):
   Principal and interest due July 2001..........................     2,695,000

   Principal and interest due June 2001..........................    10,837,500

   Principal and interest due in December 2001...................       659,175

   Note payable to a financial institution, secured by a first deed of trust, current interest at 8.9%. Principal and
    interest due in September 2003...............................       141,700
                                                                   ------------
                                                                   $ 15,078,808
                                                                   ============

   The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

    2001............................................................ $14,206,154
    2002............................................................      15,837
    2003............................................................     159,023
    2004............................................................      18,764
    2005............................................................      20,708
    Thereafter......................................................     658,322
                                                                     -----------
                                                                     $15,078,808
                                                                     ===========

8. ORGANIZATIONAL COSTS

   The Company complies with Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," which requires that all costs incurred during the formation and start-up of the Company be expensed as incurred. The Company incurred and expensed approximately $30,000 of organizational costs during the year ended December 31, 2000.

9. ADVISORY FEES

   The Advisor is primarily responsible for managing the Company's day-to-day business affairs and assets and carrying out the board of director's directives. Several of the Company's officers and directors serve in that same capacity for the Advisor, and own approximately 36% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises seventeen entities that have invested in properties located in California, Colorado, South Dakota, Nevada and Kansas.

   Before the commencement of the Offering, the Advisor purchased 22,100 shares of Company common stock at a price of $9.05 per share for approximately $200,000 in cash. The Advisor intends to retain such shares while serving as the advisor to the Company.

                                 T REIT, INC.

   The Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by the Company (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment, and other administrative expenses. The Company reimburses the Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, the Company will not reimburse the Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets (as defined) or 25% of net income for such year. If the Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to the Advisor during a fiscal quarter will be repaid to the Company within 60 days after the end of the fiscal year. The Company bears its own expenses for functions not required to be performed by the Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets.

   The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. As of December 31, 2000, the fees and cost reimbursements of approximately $87,000 have been paid by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor.

   The Advisory may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the Shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the Shareholders have received a cumulative 8% return. The Advisor is entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed. Asset Management Fees and property management fees paid to the Advisor by the Company for the year ended December 31, 2000 were not significant.

   Approximately $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company's acquisition of properties during the year ended December 31, 2000.

10. PROPOSED ACQUISITION

   As of December 31, 2000, the Company had real estate deposits of approximately $323,000. Of this amount, approximately $120,000 was refunded to the Company subsequent to December 31, 2000, and the remaining balance of $200,000 pertained to a nonrefundable deposit on a proposed acquisition of a shopping center in the city of Pahrump, Nevada containing 105,721 rentable square feet; the anchored tenants are Albertsons, Save-on Drugs and Hollywood Video.

11. DIVIDEND REINVESTMENT PROGRAM

   Effective with the offering, the Company adopted the Dividend Reinvestment Program (the "DRIP") which allows Company stockholders to purchase $0.01 par value per share Common Stock ("Common Stock"), through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP.

   Dividends reinvested pursuant to the DRIP are applied to the purchase of shares of Common Stock at a price per share (the "DRIP Price") equal to the greater of (i) $9.05 or (ii) 95% of the Market Price (as defined in the Dividend Reinvestment Program) until 700,000 shares have been purchased or until the termination of the offering, whichever occurs first. Thereafter, the Company may in its sole discretion effect additional registrations of common stock for use in the DRIP. The per share purchase price for any such additionally acquired shares will equal the DRIP Price. As of December 31, 2000, the company has sold 4,644 shares of common stock under the DRIP for a total of approximately $42,000.

                                 T REIT, INC.

12. STOCK OPTION PLANS

   Effective with the offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan.

   The Independent Director Stock Option Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director. Subsequent options are options to purchase 5,000 shares of common stock at the applicable option exercise price described below on the date of each annual shareholders' meeting to each independent director so long as the individual is still in office. As of December 31, 2000, the Company granted options to purchase 15,000 shares to independent directors at an exercise price of $9.05 (the Offering price less the dealer manager's selling commission, marketing support, and due diligence reimbursement fee). Such options vest on the grant date. As of December 31, 2000, none of the options under the Independent Director Stock Option Plan have been exercised.

   Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan (the "Officer/Employee Plan"). Acting on the recommendation of the compensation committee, the Board of Directors has the discretion to grant options to officers and employees effective as of each annual shareholders meeting. Options granted under the Officer/Employee Plan must be exercised within 90 days of terminating employment with the Company. As of December 31, 2000, the Company granted their CEO and President Anthony
W. Thompson options to purchase 45,000 shares at an exercise price per share of $9.05. The Company also granted their Vice President, Sterling McGregor, options to purchase 45,000 shares under the same terms as the options granted to Anthony W. Thompson. These 90,000 options vest two years after the grant date. As of December 31, 2000, none of the options under the Officer/Employee Plan have been exercised. Options granted under both plans described above have a ten-year life.

   A summary of the aggregate stock option activity under both of the above plans during the year ended December 31, 2000 is presented below:

   Options outstanding -- beginning of year...........................       --
   Options granted....................................................   105,000
   Options forfeited..................................................       --
   Options exercised..................................................       --
                                                                        --------

   Options outstanding -- end of year.................................   105,000
                                                                        ========

   Weighted average exercise price of options outstanding at end of
    year..............................................................  $   9.05
                                                                        ========
   Weighted average grant-date fair value of options granted during the year..........................................................  $164,000
                                                                        ========
   Weighted average fair value of options granted during the year when
    exercise price exceeded the grant-date market price...............  $    --
                                                                        ========
   Weighted average exercise price of options forfeited during the
    year..............................................................  $   9.05
                                                                        ========
   Exercisable options -- end of year.................................    15,000
                                                                        ========
   Weighted average remaining contractual life (in years) of options outstanding
    at end of year....................................................         9
                                                                        ========

   At December 31, 2000, options for a total of 15,000 shares were exercisable at $9.05 per share.

   In February 2001, Sterling McGregor terminated his employment with the Company and effectively forfeited the 45,000 options described above.

                                 T REIT, INC.

   Stock options granted to employees are accounted for using the intrinsic value method of APB 25. Under APB 25, there was no compensation expense related to such options for the year ended December 31, 2000. If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per share (excluding forfeited stock options described above) would have been as follows for the years ended December 31, 2000:

   Net loss, as reported............................................ $(101,000)
                                                                     =========

   Net loss, pro forma.............................................. $(154,000)
                                                                     =========

   Basic and diluted loss per share, as reported.................... $    (.44)
                                                                     =========

   Basic and diluted loss per share, pro forma...................... $    (.67)
                                                                     =========

   The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on reported net income or loss for future years.

   The fair value was estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below:

   Expected life.................................................... 2.0 years

   Estimated volatility.............................................        22%

   Risk-free interest rate..........................................       5.1%

   Dividends........................................................       8.0%

   Volatility has been estimated based on reviewing the stock-price history of comparable publicly held REITS.

13. EQUITY SECURITIES

   The Company has agreed to sell to the dealer manager, NNN Capital Corp. (a related party, wholly owned by Chief Executive Officer, Anthony Thompson), one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio, or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager has agreed to pay the Company $0.0008 for each warrant. The warrants are issued on a quarterly basis commencing 60 days after the date the shares are first sold under the Offering. Except where prohibited by securities laws, the dealer manager may retain or distribute such warrants to broker-dealers participating in the offering.

   The holder of a warrant is entitled to purchase one share of common stock at anytime from the Company at a price of $12.00 per share, at any time from February 22, 2001 to February 2005. A warrant may not be exercised unless the shares to be issued upon the exercise of the warrant have been registered or are exempt from registration in the state of residence of the warrant owner, or if a prospectus required under the laws of such state cannot be delivered to the buyer by the Company. Warrants are not exercisable until one year from the date of issuance. In addition, holders of warrants may not exercise the warrants to the extent such exercise would jeopardize the Company's status as a REIT under the federal tax laws.

   The terms of the warrants (including the exercise price, the number and type of securities issuable upon their exercise, and the number of such warrants) may be adjusted pro-rata in the event of stock dividends,

                                 T REIT, INC.

subdivisions, combinations and reclassification of shares or the issuance to stockholders of securities entitling them to purchase shares or securities convertible into shares. The terms of the warrants also may be adjusted if the Company engages in a merger or consolidation transaction or if all or substantially all of the assets are sold. Warrants are not transferable or assignable except by the dealer manager, the broker-dealers participating in the offering, or to individuals who are both officers and directors or licensed representatives of such entities. Exercise of the warrants is governed by the terms and conditions set forth in the dealer manager agreement and in the warrant.

   The Company applied the fair value method of accounting for the warrants in accordance with SFAS 123 and determined that the impact on the financial statements as of December 31, 2000 was not significant.

   Warrant holders who are not shareholders may not vote on Company matters and are not entitled to receive distributions.

   As of December 31, 2000, the Company issued 664,271 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before offering costs and selling commissions approximated $6,610,000.

                                  SCHEDULE III

                                  T REIT, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         Initial Costs to            Gross Amount at Which
                                              Company             Carried at Close of Period
                                      ----------------------- -----------------------------------
                                                  Buildings               Buildings
                                                     and                     and                  Accumulated     Date
  Description*            Encumbrance    Land    Improvements    Land    Improvements    Total    Depreciation Constructed
  ------------            ----------- ---------- ------------ ---------- ------------ ----------- ------------ -----------
Christie Street,
 TX.............          $   745,433 $  125,193 $ 1,129,944  $  125,193 $ 1,129,944  $ 1,255,137   $ 8,463       1984
Northstar Crossing, TX..    2,695,000    982,768   2,949,780     982,768   2,949,780    3,932,548    15,781       1986
Plaza Del Rey,
 TX.............           10,837,500    209,782     602,603     209,783     602,603      812,386     2,066       1976
Seguin Corner,
 TX.............              659,175    160,855     472,714     160,855     472,714      633,569     1,517       1999
Thousand Oaks, TX..           141,700  3,285,138   9,855,414   3,285,138   9,855,414   13,140,552    10,546       1986
                          ----------- ---------- -----------  ---------- -----------  -----------   -------
                          $15,078,808 $4,763,736 $15,010,455  $4,763,737 $15,010,455  $19,774,192   $38,373
                          =========== ========== ===========  ========== ===========  ===========   =======
                                    Maximum Life on
                                   Which Depreciation
                                    in Latest Income
                            Date      Statement is
  Description*            Acquired      Computed
  ------------            -------- ------------------
Christie Street,
 TX.............            2000           39
Northstar Crossing, TX..    2000           39
Plaza Del Rey,
 TX.............            2000           39
Seguin Corner,
 TX.............            2000           39
Thousand Oaks, TX..         2000           39

     Balance at beginning of period................................ $       --
     Acquisitions..................................................  19,774,192
                                                                    -----------
     Balance at end of period...................................... $19,774,192
                                                                    ===========
     Balance at beginning of period................................ $       --
     Additions--depreciation expense...............................      38,373
                                                                    -----------
     Balance at end of period...................................... $    38,373
                                                                    ===========

- -------
 * All properties are shopping centers with the exception of Christie Street, which is an office building.

   (a) The changes in total real estate for the year ended December 31, 2000 are as follows:


   (b) The changes in accumulated depreciation for the year ended December 31, 2000:

                                 T REIT, INC.
                       (A Development Stage Enterprise)

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholder
T REIT, Inc.
(A Development Stage Enterprise)

   We have audited the accompanying balance sheet of T REIT, Inc. (A Development Stage Enterprise) (the "Company") as of December 31, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

   In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Haskell & White LLP

Irvine, California
February 14, 2000

                                  T REIT, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEET
                            As of December 31, 1999

                                    ASSETS
     Cash............................................................  $100
                                                                       ----
       Total assets..................................................  $100
                                                                       ====

                             STOCKHOLDER'S EQUITY

     Common stock, $.01 par value, 1,000 authorized, 10 shares issued and outstanding (Note 2).......................................  $100
                                                                       ----
       Total stockholder's equity....................................  $100
                                                                       ====

                                 T REIT, INC.
                       (A Development Stage Enterprise)

                            NOTES TO BALANCE SHEET
                            As of December 31, 1999

1. Business and Organizational Structure

   T REIT, Inc. (a Development Stage Enterprise) (the "Company") was incorporated in December 1998 under the laws of the Commonwealth of Virginia. When the Company has met the qualification requirements, it intends to elect to be treated as a real estate investment trust for federal income tax purposes. The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service properties, including single user retail and office properties rented to tenants under net leases. As of December 31, 1999, the Company does not own any properties.

   The Company intends to operate in an umbrella partnership REIT structure, in which its subsidiary operating partnership will own substantially all of the properties that the Company acquires. The Company will be the sole general partner of our operating partnership, T REIT L.P., a Virginia limited partnership.

   The activities to date have focused primarily on raising capital and establishing a corporate infrastructure to support planned operations. Accordingly, the Company is considered to be a development stage enterprise as of December 31, 1999.

2. Subsequent Events

   The Company is planning to commence an initial public offering in which it intends to sell a minimum of 100,000 shares of its common stock and a maximum of 10 million shares of its common stock for $10 per share. The Company also intends to amend its articles of incorporation to increase the number of authorized shares of common stock from 1,000 to 50,000,000.

   Concurrent with the commencement of the initial public offering, the Company intends to grant 105,000 options to purchase its common stock to directors at $9.05 per share.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On July 11, 2000, Haskell & White, LLP resigned as the Company's independent accountant. Haskell & White provided an independent auditors report on the balance sheet of the Company dated as of December 31, 1999, and such independent auditor's report is included in the Company's registration statement on Form S-11 declared effective by the Securities and Exchange Commission on February 22, 2000. Haskell & White's report on the balance sheet did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company does not have, and has not had, any disagreements with Haskell & White on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, Haskell & White informed the Company in writing that Haskell & White did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

   Haskell & White provided the Company a letter addressed to the Securities and Exchange Commission stating that it reviewed the disclosure in the Current Report on Form 8-K, dated July 11, 2000 and filed with the Securities and Exchange Commission on August 2, 2000, and had no disagreement with the relevant portions of such disclosure. A copy of this letter, dated as of July 31, 2000, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

   On September 18, 2000, The Company engaged Squar, Milner, Reehl & Williamson, LLP ("Squar Milner") as their independent accountant and Squar Milner accepted such appointment. The decision to engage Squar Milner was approved by the Board of Directors on the recommendation of the Audit Committee.

   The Company has no relationship with Squar Milner required to be reported under Regulation S-K, Item 304(a)(2) during the two years ended December 31, 1999 and 1998, or the subsequent interim periods prior to and including September 18, 2000.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

   The Company's current officers and directors and their positions and offices with the Company are as follows:

                                                                   Term of
               Name              Age          Position              Office
               ----              ---          --------             -------
   Anthony W. Thompson.........   53 Chairman of the Board of     Since 1999
                                     Directors, Chief Executive
                                     Officer and President
   Debra Meyer Kirby...........   45 Director                     Since 1999
   Warren H. James.............   59 Director                     Since 1999
   James R. Nance..............   72 Director                     Since 1999
   Jack R. Maurer..............   57 Secretary and Treasurer      Since 1999

   There are no family relationships between any Directors, Executive Officers or between any Director and Executive Officer.

   Certain information regarding its directors and executive officers is set forth below.

   Anthony W. ("Tony") Thompson is a co-founder of the Advisor, Triple Net Properties, L.L.C., and has been its President since its inception in April 1998. Prior to that time he was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies including the TMP Group, Inc., a full-service real estate investment group founded in 1978. Mr. Thompson has been the President and co-owner of the Dealer Manager, NNN Capital Corp. (formerly Cunningham Capital Corp. and TMP Capital Corp.), since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a Bachelor of Science degree in Economics. Mr. Thompson holds the professional designation of Chartered Life Underwriter and Chartered Financial Consultant from the American College. He is a member of the Sterling College Board of Trustees and UCLA's Athletic Fund Major Gifts Committee.

   Warren H. James has been a general partner of Wescon Properties, a southern California real estate developer and construction management company, since 1986. At Wescon, Mr. James has overseen the acquisition, management and construction of apartment communities, commercial office buildings and shopping centers in Los Angeles, Orange and Riverside Counties in Southern California. Prior to 1986, Mr. James served as Vice President of Gfeller Development Company, a developer of commercial and residential projects in Orange County, California, where he oversaw the development of a single family home project in Corona Del Mar, California, Vice President of Bear Brand Ranch Company (a developer of master planned communities) and Vice President of Operations at Foxx Development Corp. (a developer and builder of residential communities). Mr. James also worked for approximately 8 years with the Irvine Company, the largest owner of real estate in Orange County, including three years as Vice President of its home building division.

   James R. ("Jim") Nance retired as Senior Vice President-Agency of Jefferson-Pilot Financial, a life insurance company, in Greensboro, North Carolina, in 1992, after forty-one years experience in the life insurance business. He served as an agent, Agency Manager and Agency Vice President prior to his appointment as Senior Vice President-Agency. As Senior Vice President, Mr. Nance was responsible for the eighty Agency Offices, one hundred twenty-five Sales Offices, and all sales and administrative personnel. His responsibilities included production, expenses, planning and budgeting for the Agency Department. Mr. Nance was a registered securities principal with the NASD from 1978 until 1992. Upon retiring, Mr. Nance returned to Amarillo, Texas, and assumed the position of Financial Manager of the Mary E. Harris Ranch, Inc., a 31,000 acre family ranch located near Clayton, New Mexico. After honorable discharge from the U.S. Navy in 1946, he attended the University of North Texas from 1948 until 1950. He graduated from Southern Methodist University's School of Insurance Marketing in 1953, the University of North Carolina's Executive Program in 1981, and holds the designation of Chartered Life Underwriter from the American College. During his career, Mr. Nance was active in community, civic, and church activities.

   Debra Meyer Kirby is President of & Kirby, Inc., a specialty firm focusing on tax deferred exchanges and real estate acquisitions which she founded in 1996. She is also Chief Executive Officer of the Kirby Group, which includes a sister corporation, Kirby Corporation of Virginia, Inc., founded in 1988 as a medical consulting firm. In this role she coordinates its strategic planning function and development of new services and programs. Ms. Kirby is also Executive Vice President of National Exchange Group, Inc., a qualified exchange intermediary. Ms. Kirby has seventeen years of experience in transactional real estate and twelve years of experience in negotiating and managing multi-state real estate transactions within the corporate real estate development arena. From 1994 to 1996, she was a co-founder, principal and Executive Vice President of a qualified exchange intermediary, Capital Exchange Company, Inc., performing strategic planning services and intermediary escrow services, identifying replacement properties. Prior to co-founding Capital Exchange Company, Inc., she served as Director of Real Estate for Circuit City Stores, Inc., one of the nation's largest retailers of brand name consumer electronics, computers, appliances and music software, for approximately six years. During her six years as Director, she served in positions ranging from oversight of all site acquisitions and business and legal negotiations for the development of Circuit City store locations east of the Mississippi River to Director of Real Estate Development forming Circuit City's self-development program through which she developed a number of power retail centers anchored by Circuit City Superstores. Ms. Kirby received a B.A. from Hamilton College and its coordinate Kirkland College, in Clinton, New York in 1977 and her J.D. from Wake Forest University in Winston-Salem, North Carolina in 1980. She was an associate in the commercial real estate litigation department of the Richmond law firm, Hirschler, Fleischer, Weinberg, Cox & Allen from 1980-1984.

   Jack R. Maurer has served as Chief Financial Officer of the Advisor, Triple Net Properties, L.L.C., since April 1998. Mr. Maurer has over 24 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and Chief Financial Officer of Wescon Properties, where he was involved in finance, accounting and forecasting. He also participated in the development and construction management process, including due diligence, design development, municipal processing, construction, marketing, property management and investor services. Mr. Maurer's previous experience also includes experience with the national accounting firm of Kenneth Leventhal & Company, a leading provider of professional services to owners, developers, builders, operators and financers of real estate.

   Sterling McGregor resigned as an officer and director of the Company on February 7, 2001 to accept employment with another company. Mr. McGregor left the Company on good terms and had no disagreements with the Company on any matter relating to its operations, policies or practices. Concurrent with the registration statement on Form S-11 under the Securities Act of 1933, the Company granted Mr. McGregor, the Vice President of Financial and Asset Management for the Advisor, options to purchase 45,000 Shares. Upon
Mr. McGregor's resignation the aforementioned options were forfeited in accordance with the Independent Directors Stock Option Plan.

Item 11. EXECUTIVE COMPENSATION

   The Company's executive officers are all employees of the Advisor and/or its affiliates. The Company does not pay any of these individuals for serving in their respective positions.

   The Company pays each independent director $1,000 for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof. Officers of the Company who served as directors in 2000 (Messrs. Thompson and McGregor) were not paid fees for serving as directors.

   Under the Company's Independent Director Stock Option Plan, the Company has authorized and reserved a total of 100,000 Shares for issuance to independent directors. The Plan provides for the grant of initial and subsequent options to purchase shares. Initial options are non-qualified stock options to purchase 5,000 Shares at the applicable option exercise price granted to each independent director as of the date such individual becomes an independent director. Subsequent options are options to purchase 5,000 Shares at the applicable option exercise price on the date of each annual shareholders' meeting to each independent director so long as the individual is still in office. In February 2000, the Company granted options to purchase 5,000 Shares each to Messrs. James and Nance and Ms. Kirby under the Independent Directors Stock Option Plan. As of December 31, 2000, such options had not been exercised. As of December 31, 2000, the Company has not granted any additional options under this plan.

   Effective with the Offering, the Company also authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan (the "Officer/Employee Plan"). Acting on the recommendation of the compensation committee, the Board of Directors has the discretion to grant options to officers and employees effective as of each annual shareholders meeting. Options granted under the Officer/Employee Plan must be exercised within 90 days of terminating employment with the Company. As of December 31, 2000, the Company granted their CEO and President Anthony
W. Thompson options to purchase 45,000 shares. The Company also granted their Vice President, Sterling McGregor, options to purchase 45,000 shares under the same terms as the options granted to Anthony W. Thompson. These 90,000 options vest two years after the grant date.

   The options described above have an exercise price of $9.05 and a ten-year life. As of December 31, no stock options have been exercised under either of the above plans.


   Estimated compensation expense for the year ended December 31, 2000 relating to the options described in the preceding paragraphs based on the fair value method of accounting is summarized as follows for the executive officers listed below:

   Anthony W. Thompson, CEO............................................ $30,000
   Sterling McGregor, vice president...................................  30,000*

* In February 2001, Sterling McGregor terminated his employment with the Company and effectively forfeited the stock options giving rise to this estimated compensation expense.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of March 23, 2001 regarding the number and the percentage of Shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 23, 2001, any person known to the Company to be the beneficial owner of more than 5% of the Shares.

                                                Number of Shares    Percent of
            Name of Beneficial Owner          Beneficially Owned(1)   Class
            ------------------------          --------------------- ----------
   Anthony W. Thompson (2)...................        22,203            2.50%
   Warren H. James (3).......................           500            0.05%
   Debra Meyer Kirby.........................           --              --
   James R. Nance............................           --              --
   Jack Maurer...............................           --              --
   All Directors and Executive Officers as a
    group....................................        22,703            2.55%

- --------
(1) Beneficial ownership includes outstanding Shares and Shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.

(2) Includes 103 Shares owned by AWT LP, a Limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, L.L.C. a limited liability company controlled by Mr. Thompson. Does not include options to purchase an additional 45,000 shares of which 30,000 are currently exercisable and of which 15,000 will be exercisable 1n 2002.

(3) All shares are owned jointly by Mr. James and his spouse.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For the year ended December 31, 2000, the Company incurred a total of $1,267,454 of costs incurred in connection with the issuance and distribution of the registered securities, of which $699,133 was paid to affiliates.

   The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering and the administration of the Company. During the year ended December 31, 2000, the Company incurred and paid $102,091 of these costs. In addition, an affiliate of the Advisor served as dealer manager of the Offering of securities by the Company and earned and received fees of $597,043. Approximately all of these commissions have been passed through from the affiliate to unaffiliated soliciting broker/dealers.

   The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the shareholders have received a cumulative 8% return.

   The Advisor is entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross income earned by the Company on properties managed. The Company incurred $3,167 of property management fees of which $1,452 was paid to the Advisor, for the year ended December 31, 2000.

   In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, maturity in June 2001 and is secured by a first mortgage. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the note. In addition, the Company advanced $430,000 to W REIT, L.P. in March 2001 subject to the same terms and conditions as the previous note. W REIT, L.P. is planning to refinance such property in June 2001 and management believes such refinancing will result in the Company being paid in full.

   During 2000, the Company also advanced W REIT, L.P. $50,000 which is to be repaid to the Company in June 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of documents filed:

     (1) The consolidated financial statements of the Company included in this report are set forth in Item 8.

     (2) Financial Statement Schedules:

       The following financial statement schedule for the year ended December 31, 2000 is submitted herewith:

                                                                            Page
                                                                            ----
       Real Estate and Accumulated Depreciation (Schedule III).............  32

    All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits. The following exhibits are filed as part of this document:

 Item
 No.                                 Description
 ----                                -----------

 1.1  Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp.
       (included as Exhibit 1.1 to Amendment No. 2 the Company's Registration
       Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

 1.2  Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to
       Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

 3.1  Articles of Incorporation of the Company (included as Exhibit 3.1 to the
       Company's Registration Statement on Form S-11 filed on April 28, 1999
       (File No. 333-77229) and incorporated herein by this reference)

 3.2  Form of Amended and Restated Articles of Incorporation of the Company
       (included as Exhibit 3.2 to Amendment No. 3 to the Company's
       Registration Statement on Form S-11 filed on November 22, 1999 (File No.
       333-77229) and incorporated herein by this reference)

 3.3  Form of By-Laws of the Company (included as Exhibit 3.3 to the Company's
       Registration Statement on Form S-11 filed on April 28, 1999 (File No.
       333-77229) and incorporated herein by this reference)

 4.1 Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3,
       2000 (File No. 333-77229) and incorporated herein by this reference)

 5.1 Opinion of Hunton & Williams (included as Exhibit 5.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February
       3, 2000 (File No. 333-77229) and incorporated herein by this reference)

 8.1  Opinion of Hunton & Williams as to Tax Matters (included as Exhibit 8.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

 10.1 Form of Agreement of Limited Partnership of T REIT, L.P. (included as
       Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

 10.2 Dividend Reinvestment Program (included as Exhibit C to the Company's
       Prospectus filed as part of the Company's Registration Statement on Form
       S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

 10.3 Independent Director Stock Option Plan (included as Exhibit 10.3 to
       Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

 Item
 No.                                 Description
 ----                                -----------

 10.4 Employee and Officer Stock Option Plan (included as Exhibit 10.4 to
       Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

 10.5 Advisory Agreement between the Company and the Advisor (included as
       Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

 23.1 Consent of Hunton & Williams (included in Exhibits 5.1 and 8.1 to
       Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

 23.2 Consent of Haskell & White LLP (included as Exhibit 23.2 to Amendment No.
       1 to the Company's Registration Statement on Form S-11 filed on July 23,
       1999 (File No. 333-77229) and incorporated herein by this reference)

 24.1 Powers of Attorney (included on signature page to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on July 23, 1999
       (File No. 333-77229) and incorporated herein by this reference)

 99.1 Consent of Debra Meyer Kirby to be named as a director (included as Exhibit 99.1 to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

 99.2 Consent of Warren H. James to be named as a director (included as Exhibit
       99.2 to Amendment No. 1 to the Company's Registration Statement on Form
       S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

 99.3 Consent of James R. Nance to be named as a director (included as Exhibit
       99.3 to Amendment No. 1 to the Company's Registration Statement on Form
       S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

 99.4 Consent of Sterling McGregor to be named as a director (included as Exhibit 99.4 to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

    (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

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

       Current Report on Form 8-K, dated November 17, 2000, filed December 4, 2000, reporting, under Item 2 and Item 5, the acquisition of tenancy-in-common interests in the Plaza del Rey Shopping Center and the Seguin Corners Shopping Center in Seguin, Texas, and other matters related to the Offering.

       Current Report on Form 8-K/A, dated December 11, 2000, filed December 11, 2000, reporting, under Item 2 and Item 7, the requisite financial information concerning the acquisition of the Christie

    Street Office Building in Lufkin, Texas, and other matters related to the Offering. Christie Street Office Building in Lufkin, Texas, and other matters related to the Offering.

       Current Report on Form 8-K, dated December 6, 2000, filed December 20, 2000, reporting, under Item 2 and Item 5, the acquisition of the Thousand Oaks Shopping Center in San Antonio, Texas, and other matters related to the Offering.

   (c) See exhibit index included above.

   (d) None

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          T-REIT, INC.

                                          By: /s/  Anthony W. Thompson
                                             ----------------------------------
                                                    Anthony W. Thompson
                                            Chief Executive Officer, President
                                                 And Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ Anthony W. Thompson          Chief Executive Officer,      March 30, 2001
____________________________________  President And Director
        Anthony W. Thompson

       /s/ Jack R. Maurer            Secretary, Treasurer and      March 30, 2001
____________________________________  Chief Financial Officer
           Jack R. Maurer

      /s/ Warren H. James            Director                      March 30, 2001
____________________________________
          Warren H. James

     /s/ Debra Meyer Kirby           Director                      March 30, 2001
____________________________________
         Debra Meyer Kirby

       /s/ James R. Nance            Director                      March 30, 2001
____________________________________
           James R. Nance