Form 10-Q
period 2001-03-31
T REIT INC
filed 2001-05-14
CIK 1077241

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



   ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For the transition period from _______________ to _________________

                            Commission file number
                                   333-77229

                                 T REIT, Inc.
                                 ------------
            (Exact name of registrant as specified in its charter)

Virginia                                         52-2140299
--------                                         ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
or organization)

1551 N. Tustin Avenue, Suite 650                 (877) 888-7348
--------------------------------                 --------------
Santa Ana, California  92705                     (Registrant's telephone number,
--------------------------------                 including area code)
(Address of principal executive offices)

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

     As of April 30, 2001, there were 1,000,838 shares of common stock of T REIT, Inc. outstanding.

                                 T REIT, Inc.

                                   Form 10-Q
                 For the quarterly period ended March 31, 2001


                                     INDEX
                                                                            Page
                                                                            ----

Part I    Financial Information
     Item 1. Financial Statements..............................................3
          Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000................................................4
          Condensed Consolidated Statements of Operations for the three month
               Periods ended March 31, 2001 and 2000...........................5
          Condensed Consolidated Statement of Shareholders' Equity for the
              three months ended March 31, 2001................................6
          Condensed Consolidated Statements of Cash Flows for the three month
               Periods ended March 31, 2001 and 2000...........................7
          Notes to Condensed Consolidated Financial Statements.................8
     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13
     Item 3. Qualitative and Quantitative Disclosure about Market Risks.......17
Part II      Other Information
     Item 1. Legal Proceedings................................................19
     Item 2. Changes in Securities and Use of Proceeds........................19
     Item 3. Defaults upon Senior Securities..................................19
     Item 4. Submission of Matters to a Vote of Security Holders..............19
     Item 5. Other Information................................................19
     Item 6. Exhibits and Reports on Form 8-K.................................19
     Signatures...............................................................20

Part I - Financial Information

Item 1.  Financial Statements.

The March 31, 2001 and 2000 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.



                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          T REIT INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31, 2001 December 31,
                                                    (Unaudited)      2000
                                                   -------------- ------------

                                    ASSETS

Real estate operating properties, net               $ 19,639,533  $ 19,735,819
Cash and cash equivalents                                532,343       248,077
Restricted cash                                          211,000       211,000
Real estate deposits                                   1,279,371       323,240
Accounts receivable                                       57,397       103,469
Other assets                                              14,897            --
Note receivable from related party                     1,413,436       950,000
                                                   -------------- ------------
                                                    $ 23,147,977  $ 21,571,605
                                                   ============== ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $    540,847  $  1,093,228
Security deposits and deferred revenue                   100,509        95,393
Common stock subscription deposit                        211,000       211,000
Notes payable                                         15,074,190    15,078,808
                                                   -------------- ------------
                                                      15,926,546    16,478,429

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000 shares
   authorized; 925,513 and 664,271 shares issued
   and outstanding at March 31, 2001 and
   December 31, 2000, respectively                         9,255         6,643
  Additional paid-in capital, net of
   offering costs                                      7,329,997     5,187,315
  Accumulated deficit                                   (117,821)     (100,782)
                                                   -------------- ------------
                                                       7,221,431     5,093,176
                                                   -------------- ------------
                                                    $ 23,147,977  $ 21,571,605
                                                   ============== ============

  The accompanying notes are an integral part of these financial statements.

                          T REIT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months  Three months
                                                        Ended         Ended
                                                      March 31,     March 31,
                                                        2001          2000
                                                     ------------  ------------
Revenues
  Rental Income                                      $    622,340  $         --
  Interest Income                                          40,144           720
                                                     ------------  ------------
                                                          662,484           720
                                                     ------------  ------------
Expenses
  Rental expenses                                         189,125            --
  General and administrative                               19,493            --
  Depreciation and amortization                            96,649            --
  Interest                                                374,256            --
                                                     ------------  ------------
                                                          679,523            --

Net income (loss)                                    $    (17,039) $        720
                                                     ============  ============

Basic and diluted income (loss) per common share     $      (0.02) $      72.00
                                                     ============  ============

Weighted average number of common shares
  outstanding, basic and diluted                          782,000            10
                                                     ============  ============

Dividends declared per common share                  $       0.19  $         --
                                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                          T REIT, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001
                                  (Unaudited)

                                                                                       Additional
                                                            Number of                   Paid-in      Accumulated
                                                             shares       Par Value     Capital        Deficit       Total
                                                           -----------   -----------   -----------   -----------   -----------
BALANCE - December 31, 2000                                    664,271   $     6,643   $ 5,187,315   $  (100,782)  $ 5,093,176
Issuance of common stock, net                                  261,242         2,612     2,294,736            --     2,297,348
Distributions                                                       --            --      (152,054)           --      (152,054)
Net loss                                                            --            --            --       (17,039)      (17,039)
                                                           -----------   -----------   -----------   -----------   -----------
BALANCE - March 31, 2001                                       925,513   $     9,255   $ 7,329,997   $  (117,821)  $ 7,221,431
                                                           ===========   ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                          T REIT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months   Three Months
                                                       Ended         Ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $    (17,039)  $        720
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities
     Depreciation and amortization                       96,649             --
     Change in operating assets and liabilities:             --
       Accounts receivable                               46,072             --
       Other assets                                     (14,897)            --
       Accounts payable and accrued expenses           (552,744)            --
       Security deposits and deferred revenue             5,116             --
       Increase in restricted escrowed funds                 --        232,005
       Increase in escrowed stock subscription               --       (232,005)
                                                   ------------   ------------

Net cash provided by (used in) operating
 activities                                            (436,843)           720

CASH FLOWS FROM INVESTING ACTIVITIES
     Issuance of note receivable from related
       party                                           (463,436)            --
     Real estate deposits                              (956,131)            --
                                                   ------------   ------------

Net cash used in investing activities                (1,419,567)            --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net           2,297,348             --
Principal payments on notes payable                      (4,618)
Distributions to shareholders                          (152,054)            --
                                                   ------------   ------------
Net cash provided by financing activities             2,140,676             --
                                                   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               284,266            720

CASH AND CASH EQUIVALENTS - beginning of period         248,077            100
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS - end of period          $    532,343   $        820
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                         $    473,248             --
                                                   ============   ============

  The accompanying notes are an integral part of these financial statements.

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


1. ORGANIZATION

T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2001, the Company has acquired three properties and two tenancy-in-common interests (see Note 3), and has entered into an agreement to purchase an additional property (see Note 8). The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000 between the Company and the Advisor is for a one-year term, subject to successive renewals (see Note 7). The Company is presently negotiating the renewal of such agreement, which is expected to be effective February 22, 2001.

Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering will terminate on the earlier of February 22, 2002 or the date on which the maximum number of shares have been sold.

The accompanying financial statements have been prepared assuming that the Company will continue in its present form. As of December 31, 1999, the Company operated as a development stage enterprise. In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of March 31, 2001, the Company has not generated sufficient cash flow to support its operations, has an accumulated deficit of approximately $118,000, does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through March 31, 2001 are effectively a return of capital to the investor because the Company has not generated any profits to support such dividends. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

The Company has debt associated with property acquisitions in the amount of approximately $14.2 million becoming due and payable in 2001. In the opinion of management, the Company will be successful in refinancing into long-term mortgages all property debt maturing during 2001. Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2001 to fund operations and any declared dividends. Management also believes that, to the extent (if any) that the Company is not successful in generating sufficient cash flow to meet its operating requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company's continuation in

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


1. ORGANIZATION (continued)

its present form is dependent upon the ability to generate positive cash flow from operations and secure permanent financing of its real estate properties. In the event that management's plans are not achieved, the Company's financial condition could be adversely affected to a material extent.

During April 2001, the Company received approximately $870,000 of additional gross Offering proceeds.


2. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of the Company and T REIT, L.P.; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's Registration Statement and its audited December 31, 2000 consolidated financial statements included in Form 10-K.


3. REAL ESTATE OPERATING PROPERTIES

The Company's real estate operating properties (all of which are located in the State of Texas) at March 31, 2001 consist of the following:

                                                 Buildings and
                                  Land           Improvements          Total
                               ----------        -------------      -----------
Christie Street                $  125,193          $ 1,129,944      $ 1,255,137
Northstar                         982,768            2,949,780        3,932,548
Plaza Del Rey                     209,783              602,603          812,386
Seguin Corner                     160,855              472,714          633,569
Thousand Oaks                   3,285,138            9,855,414       13,140,552
                               ----------          -----------      -----------
                                4,763,737           15,010,455       19,774,192
Accumulated depreciation
 and amortization                       -             (134,659)        (134,659)
                               ----------          -----------      -----------
                               $4,763,737          $14,875,796      $19,639,533
                               ==========          ===========      ===========

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

Variable-rate debt secured by the above properties bears interest at rates ranging from 7.3% to 9.5% as of March 31, 2001 and averaged approximately 9.7% during the quarter then ended.


4. COMMON STOCK SUBSCRIPTION DEPOSITS

At March 31, 2001, the Company had subscription deposits of $211,000 in an interest-bearing escrow account, which represents funds from the sale of Company common stock under the Registration Statement to residents of Pennsylvania. Pennsylvania law prohibits the disbursement of such funds until at least one million shares are issued by the Company. As of April 30, 2001, the Company has reached this threshold and, accordingly, the cash is no longer restricted.


5. NOTE RECEIVABLE FROM RELATED PARTY

As of March 31, 2001, the Company had advanced $1,380,000 to W REIT, L.P. ("W REIT"), an affiliated entity, based on a note receivable with interest at 12% that matures in June 2001; $900,000 of such advances are secured by a first mortgage. Interest at the rate of 10% is payable monthly beginning January 12, 2001. W REIT used the proceeds to retire debt on the real estate property serving as the collateral. W REIT intends to refinance such property in June 2001, and management believes such refinancing will result in the Company being paid in full at that time.

Anthony W. Thompson, the CEO of the Company, is (1) a director of W REIT and (2) the president of and beneficially owns approximately 25% equity interest in W REIT's advisor. The Company's officers are also officers of W REIT. Collectively, the Company's directors and officers own approximately 2% of W REIT. In addition, the Company's Advisor is the general partner of W REIT's operating partnership subsidiary.


6. STOCK OFFERING COSTS

As of March 31, 2001, the Company had sold 925,513 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $9,216,000.

Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of thirty eight states. In connection with the Offering, the Company incurred approximately $308,000 of costs related to the issuance and distribution of the Shares during the quarter ended March 31, 2001. Such amount includes a total of approximately $177,000 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by the Company's CEO), and is principally comprised of sales commissions, underwriting discounts, and certain fees. As described in Note 7, an additional $15,000 was paid to the Advisor.

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

The Shares can be offered to brokers and the Company's officers and directors at a discounted price of $9.05 per share.


7. ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs it incurs on behalf of the Company. During the quarter ended March 31, 2001, fees and cost reimbursements of approximately $15,000 were paid by the Company to the Advisor from Offering proceeds, and no amounts are currently due the Advisor.


8. PROPOSED ACQUISITION

As of March 31, 2001, the Company had real estate deposits of approximately $1,279,000 pertaining to the proposed acquisition of a shopping center (the "Property") in the city of Pahrump, Nevada for a purchase price of $17,150,000. The purchase price includes the assumption of an existing loan of approximately $12.4 million with a fixed interest rate of 7 1/4% and maturing in 2009. Under certain circumstances, such deposit may be nonrefundable.

The Property contains 105,721 rentable square feet and sixteen leasable units; its anchor tenants are Albertsons and Sav-on Drugs. As of March 31, 2001, Albertsons occupied approximately 59% of the total square footage, and its rental income of $1,128,000 represented about 61% of the Property's total annual rental income. Sav-on Drugs occupied approximately 16% of the total square footage at March 31, 2001, and its rental income of $277,000 represented about 15% of the Property's total annual rental income.


9. DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a Dividend Reinvestment Program (the "DRIP") that allows Company stockholders to purchase $0.01 par value Common Stock ("Common Stock") through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP. As of March 31, 2001, the Company has sold 5,081 shares of common stock under the DRIP for a total of approximately $46,000.


10. STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of Common Stock for issuance under the Independent Director Stock Option Plan. Also effective with the Offering, the Company authorized and reserved a total of 700,000

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

shares of Common Stock for issuance under the Officer and Employee Stock Option Plan. As of March 31, 2001, none of the options granted under either of these stock option plans have been exercised.

Except as described below, no options were granted or forfeited under either of the above stock option plans during the quarter ended March 31, 2001. In February 2001, Vice President Sterling McGregor terminated his employment with the Company and effectively forfeited the option to purchase 45,000 shares of Common Stock that was granted during the year ended December 31, 2000.


11. IMPACT OF RECENTLY EFFECTIVE ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement, which was effective for the quarter ended March 31, 2001, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its estimated fair value. The statement also requires that the changes in such value be recognized in operations unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or engaged in any hedging activities. However, the Company may use certain derivative instruments in the future to manage interest rate risk.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of March 31, 2001 and 2000, together with the results of operations and cash flows for the quarters then ended.

Historical results and trends are not necessarily indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company's properties are located), legislative/regulatory changes (including changes in Federal and/or state laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company's current and proposed market areas, and generally accepted accounting principles applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

Public Offering of Equity Securities/Use of Proceeds

Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares," and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering will terminate on the earlier of February 22, 2002 or the date on which the maximum number of shares have been sold.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

As of March 31, 2001, the Company had sold 925,513 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $9,216,000. As discussed below, the Company has principally used the net Offering proceeds from the sale of Shares to purchase real estate properties. As of March 31, 2001, the Company has approximately $532,343 (plus $211,000 that became unrestricted as of April 30, 2001) available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, other Offering expenses and miscellaneous acquisition expenses. In addition, the Company intends to borrow money to finance some property acquisitions and pay certain related fees.

The comparability of the financial information discussed below is materially impacted by the acquisition during the year ended December 31, 2000 of one office building with 17,141 square feet and two shopping centers totaling 230,364 square feet. Additionally, in calendar 2000 the Company purchased a 16.5% and a 26% tenancy in common interest in two shopping centers having 126,322 and 21,000 square feet, respectively. At March 31, 2000, the Company did not own any real estate properties and was then establishing a corporate infrastructure to support its planned principal operations.

Results of Operations

Rental income, rental expenses, mortgage interest, and depreciation/amortization expense incurred during the quarter ended March 31, 2001 are a result of the operations from the five properties described in the preceding paragraph. None of the sellers of the properties discussed below are affiliated with the Company or the Advisor.

On September 26, 2000, the Company acquired the Christie Street Office Building, a 17,141 square foot Class C building in Lufkin, Texas. The total purchase price of $1,250,000 consists of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively.

On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center located in Garland, Texas and containing 67,500 rentable square feet. The total purchase price of $3,930,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,235,000 and $2,695,000, respectively.

On December 6, 2000, the Company acquired the Thousand Oaks Shopping Center located in San Antonio, Texas and containing 162,864 rentable square feet. The total purchase price of $13,000,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $2,162,500 and $10,837,500, respectively.

In addition, the Company acquired tenancy-in-common interests in Plaza del Rey Shopping Center and Seguin Shopping Center (both of which are located in Seguin, Texas) on November 17, 2000 and November 22, 2000, respectively. Plaza del Rey's total purchase price of $5,050,000 consists of cash and a note payable to an affiliate of the

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

seller in the amounts of $1,055,000 and $3,995,000, respectively. Seguin's total purchase price of $2,450,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,905,000 and $545,000,respectively. The Company's percentage ownership in Plaza del Rey and Seguin is 16.5% and 26%, respectively.

As of March 31, 2001, the Company had real estate deposits of approximately $1,279,000 pertaining to the proposed acquisition of a shopping center (the "Property") in the city of Pahrump, Nevada for a purchase price of $17,150,000. The purchase price includes the assumption of an existing loan of approximately $12.4 million with a fixed interest rate of 7 1/4% and maturing in 2009. Under certain circumstances, such deposit may be nonrefundable. The Property contains 105,721 rentable square feet and sixteen leasable units; its anchor tenants are Albertsons and Sav-on Drugs. As of March 31, 2001, Albertsons occupied approximately 59% of the total square footage, and its rental income of $1,128,000 represented about 61% of the Property's total annual rental income. Sav-on Drugs occupied approximately 16% of the total footage at March 31, 2001, and its rental income of $277,000 represented about 15% of the Property's total annual rental income.

The number of other properties to be acquired depends upon the amount of net Offering proceeds and loan funds available to the Company. Management is currently considering other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing, either through net Offering proceeds and/or satisfactory debt financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

Liquidity and Capital Resources

At March 31, 2001, the Company had $532,343 of cash (excluding restricted cash) to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Cash and cash equivalents increased since December 31, 2000 principally as the result of the sale of Shares during the quarter ended March 31, 2001.

The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations, and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Aggregate cash distributions of $152,054 were made to shareholders for the quarter ended March 31, 2001. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

Cash used in operating activities amounted to $436,843 for the three months ended March 31, 2001. The primary reason for the decrease is the payment of accounts payable and accrued expenses related to tenant improvements in progress when real estate properties were acquired. At March 31, 2001, the Company has a commitment of approximately $175,000 to complete the aforementioned tenant improvements. The Company expects to finance such commitment from Offering proceeds.

Cash used in investing activities was $1,419,567 for the three months ended March 31, 2001. Such amount is principally the result of the issuance of a note

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

receivable to a related party in the amount of $430,000, and real estate deposits of $956,131 relating to a proposed future acquisition.

Except as described above, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after March 31, 2001 are necessary and/or desirable. Management has not determined whether any significant capital improvements may be necessary for the proposed acquisition of the shopping center in Nevada described above.

Cash provided by financing activities was $2,140,676 for the three months ended March 31, 2001. This amount principally resulted from net Offering proceeds of approximately $2.3 million. For the three months ended March 31, 2001, the Company incurred Offering costs of approximately $308,000.

The weighted average annual interest rate on variable-rate mortgages payable at March 31, 2001 approximated 9.5% at that date, and averaged 9.7% for the quarter then ended. Interest expense related to fixed-rate mortgages payable is not material to total operating expenses for the quarter ended March 31, 2001.

In order to qualify as a REIT for federal income tax purposes, the Company is required by the Internal Revenue Code of 1986, as amended, to make distributions to its shareholders of at least 90% of REIT taxable income. Such percentage declined from 95% to 90% in January 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and the payment of expenses. The Company intends to invest amounts accumulated for distribution in short-term investments. Distributions declared for the quarter ended March 31, 2001 represent a return of capital for federal income tax purposes. Distributions are determined by the Board of Directors and are dependent on a number of factors, including those discussed in the Company's December 31, 2000 Form 10-K.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

Management monitors the various qualification tests the Company must meet to maintain its status as a REIT. Large ownership of the Company's stock is reviewed upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly or indirectly by five or fewer persons or entities at any one time. Management also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or the temporary investment of excess funds, management determines whether the income from the new asset will qualify for REIT purposes.

Funds From Operations

Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investments Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as funds from operations ("FFO") which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States ("GAAP") less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

The Company computes FFO in accordance with the March 1995 "White Paper" and the November 1999 "National Policy Bulletin" published by NAREIT. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation. However, FFO is not intended to be an alternative to net income or loss as an indicator of the Company's performance, nor to cash flow provided by/used in operating activities (based on GAAP) as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements. Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization accounting policies may differ from entity to entity.

Because the Company did not commence its planned principal operations until September 2000, the concept of FFO is not pertinent to the quarter ended March 31, 2000.

As set forth in its December 31, 2000 Form 10-K, the Company's FFO for the year then ended was $(62,409). FFO for the quarter ended March 31, 2001 was $79,610 which represents an increase of approximately $142,000. Such increase is principally attributable to the fact that the Company's real estate properties were in operation during the entire quarter ended March 31, 2001.

Impact of Recently Effective Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement, which was effective for the quarter ended March 31, 2001, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its estimated fair value. The statement also requires that the changes in such value be recognized in operations unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or engaged in any hedging activities. However, as discussed in Item 3 below, the Company may use certain derivative instruments in the future to manage interest rate risk.

--------------------------------------------------------------------------------

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures, and finance expansion of the Company's operations and real estate portfolio. In managing the Company's interest rate risk, management's objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts and weighted average interest rates of variable-interest-rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

                             (Amounts in thousands)

                                 2001     2002    2003    2004   2005
                              ---------   ----    -----   ----   ----

Variable rate debt...........   $14,192    --     $ 142    --     --
Average interest rate on
 maturing debt...............      9.7%    --      7.3%    --     --

The estimated fair value of the Company's variable-rate debt approximates its March 31, 2001 carrying amount. Approximately $14,333,000 (or 95%) of the Company's mortgages payable at March 31, 2001 have variable interest rates ranging from 7.3% to 9.5% at that date. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

                                    Part II

                               Other Information

Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities and Use of Proceeds.
        (a) None.
        (b) None.
        (c) None.
        (d) Incorporated by reference to Part I, Item 2 of this Report, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

            Item No.                  Description
            --------                  -----------
               3.1        Articles of Incorporation of the Company (included as
                          Exhibit 3.1 to the Company's Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference.

               3.2 Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference.

               3.3 Bylaws of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference.

               4.1 Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference.

              10.1        Agreement of Limited Partnership of T REIT, L.P.
                          (included as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference.

              10.2 Dividend Reinvestment Plan (included as Exhibit C to the Company's Prospectus filed as part of the Company's Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference.

              10.3        Independent Director Stock Option Plan (included as
                          Exhibit 10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference.

              10.4        Employee and Officer Stock Option Plan (included as
                          Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference.

              10.5 Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference.

        (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 12, 2001.

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