Form 10-Q
period 2001-06-30
T REIT INC
filed 2001-08-14
CIK 1077241

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



   ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                                      OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For the transition period from _______________ to _________________

                            Commission file number
                                   333-77229

                                 T REIT, Inc.
                                 ------------
            (Exact name of registrant as specified in its charter)




Virginia                                    52-2140299
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1551 N. Tustin Avenue, Suite 650            (877) 888-7348
--------------------------------            --------------
Santa Ana, California  92705                (Registrant's telephone number,
--------------------------------            including area code)
(Address of principal executive offices)


                                      N/A
                                      ---
                                 (Former name)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     As of July 31, 2001, there were 1,473,870 shares of common stock of T REIT, Inc. outstanding.

                                 T REIT, Inc.

                                   Form 10-Q
                 For the quarterly period ended June 30, 2001

                                     INDEX
                                                                            Page
                                                                            ----

Part I    Financial Information
     Item 1. Financial Statements..............................................3
          Condensed Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000................................................4
          Condensed Consolidated Statements of Operations for the three and six month Periods ended June 30, 2001 and 2000................5
          Condensed Consolidated Statement of Shareholders' Equity for the
              six months ended June 30, 2001...................................6
          Condensed Consolidated Statements of Cash Flows for the six month
               Periods ended June 30, 2001 and 2000............................7
          Notes to Condensed Consolidated Financial Statements.................8
     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13
     Item 3. Qualitative and Quantitative Disclosure about Market Risks.......17
Part II      Other Information
     Item 1. Legal Proceedings................................................19
     Item 2. Changes in Securities and Use of Proceeds........................19
     Item 3. Defaults upon Senior Securities..................................19
     Item 4. Submission of Matters to a Vote of Security Holders..............19
     Item 5. Other Information................................................19
     Item 6. Exhibits and Reports on Form 8-K.................................19
     Signatures...............................................................20

Part I - Financial Information

Item 1.  Financial Statements.

The June 30, 2001 and 2000 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                          T REIT INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30, 2001  December 31,
                                                    (Unaudited)       2000
                                                   -------------- ------------

                                    ASSETS

Real estate operating properties, net               $ 36,696,559  $ 19,735,819
Cash and cash equivalents                                854,967       248,077
Restricted cash                                               --       211,000
Real estate deposits                                     310,000       323,240
Accounts receivable                                      352,937       103,469
Other assets                                             197,380            --
Note receivable from related party                     1,380,000       950,000
                                                   -------------- ------------
                                                    $ 39,791,843  $ 21,571,605
                                                   ============== ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $    877,197  $  1,093,228
Security deposits and deferred revenue                   136,392        95,393
Common stock subscription deposit                             --       211,000
Notes payable                                         28,462,811    15,078,808
                                                   -------------- ------------
                                                      29,476,400    16,478,429

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000
   shares authorized; 1,311,783 and 664,271
   shares issued and outstanding at June 30,
   2001 and December 31, 2000, respectively               13,118         6,643
  Additional paid-in capital, net of
   offering costs                                     10,435,474     5,187,315
  Accumulated deficit                                   (133,149)     (100,782)
                                                   -------------- ------------
                                                      10,315,443     5,093,176
                                                   -------------- ------------
                                                    $ 39,791,843  $ 21,571,605
                                                   ============== ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          T REIT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Six Months Ended        Three Months Ended
                                      June 30,                 June 30,
                                ---------------------    ---------------------
                                 2001           2000       2001         2000
                                ---------------------    ---------------------

Revenues
 Rental Income                $  1,678,617  $      --    $1,056,277  $      --
 Interest Income                    91,926      5,663        51,782      4,943
                              ------------  ---------    ----------  ---------
                                 1,770,543      5,663     1,108,059      4,943
                              ------------  ---------    ----------  ---------
Expenses
 Rental expenses                   564,622         --       375,497         --
 General and administrative        144,981      1,000       125,488      1,000
 Organizational                         --     29,888            --     29,888
 Depreciation and amortization     248,152         --       151,503         --
 Interest                          845,155      3,170       470,899      1,070
                              ------------  ---------    ----------  ---------
                                 1,802,910     34,058     1,123,387     31,958

Net loss                      $    (32,367) $ (28,395)   $  (15,328) $ (27,015)
                              ============  =========    ==========  =========

Basic and diluted
loss per common share         $      (0.03) $   (0.74)   $    (0.01) $   (0.56)
                              ============  =========    ==========  =========

Weighted average number of
common shares outstanding,
basic and diluted                  933,579     38,080     1,085,042     48,091
                              ============  =========    ==========  =========
Dividends declared per
common share                  $       0.40  $      --    $     0.21  $      --
                              ============  =========    ==========  =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          T REIT, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Six Months Ended June 30, 2001
                                  (Unaudited)

                                                                                       Additional
                                                            Number of                   Paid-in      Accumulated
                                                             shares       Par Value     Capital        Deficit        Total
                                                           -----------   -----------   -----------   -----------   ------------
BALANCE - December 31, 2000                                    664,271   $     6,643   $ 5,187,315   $  (100,782)  $ 5,093,176
Issuance of common stock, net                                  647,512         6,475     5,625,659            --     5,632,134
Distributions                                                       --            --      (377,500)           --      (377,500)
Net loss                                                            --            --            --       (32,367)      (32,367)
                                                           -----------   -----------   -----------   -----------   ------------
BALANCE - June 30, 2001                                      1,311,783   $    13,118   $10,435,474   $  (133,149)  $ 10,315,443
                                                           ===========   ===========   ===========   ===========   ============



             The accompanying notes are an integral part of these
                  condensed consolidatd financial statements.

                           T REIT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months     Six Months
                                                      Ended          Ended
                                                     June 30,       June 30,
                                                       2001           2000
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $    (32,367)  $   (28,395)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities
     Depreciation and amortization                      248,152             --
     Change in operating assets and liabilities:
       Accounts receivable                             (249,468)            --
       Other assets                                    (197,380)            --
       Accounts payable and accrued expenses           (216,031)            --
       Security deposits & deferred revenue              40,999             --
       Increase in amounts due Advisor                       --         74,391
       Increase in amounts due Affliate of Advisor           --         96,489
                                                   ------------   ------------

Net cash provided by (used in) operating
 activities                                            (406,095)       142,485

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Real Estate Properties             (4,774,274)            --
      Issuance of Notes Receivable from
      related parties                                  (430,000)            --
      Real estate deposits                               13,240             --
                                                   ------------   ------------

Net cash used in investing activities                (5,191,034)            --

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock, net     5,632,134      1,060,757
      Principal payments on notes payable              (550,615)            --
      Distributions to shareholders                    (377,500)            --
      Proceeds of Notes Payable                       1,500,000             --
      Redemption of Common Stock                             --          (100)
                                                   ------------   ------------
Net cash provided by financing activities             6,204,019      1,060,657
                                                   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               606,890      1,203,142

CASH AND CASH EQUIVALENTS - beginning of period         248,077            100
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS - end of period          $    854,967   $  1,203,242
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                         $    944,206   $         --
                                                   ============   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of real estate properties with debt       $ 12,434,618   $         --
                                                   ============   ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

1. ORGANIZATION

T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of June 30, 2001, the Company has acquired four properties and two tenancy-in-common interests (see Note 3), and has entered into an agreement to purchase an additional property (see Note 8). The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

The Company is externally advised by Triple Net Properties, L.L.C. (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2001 for a one-year term, is subject to successive renewals (see Note 7).

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

The accompanying financial statements have been prepared assuming that the Company will continue in its present form. As of December 31, 1999, the Company operated as a development stage enterprise. In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of June 30, 2001, the Company has not generated sufficient cash flow to support its operations, has an accumulated deficit of approximately $(133,149), does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through June 30, 2001 are effectively a return of capital to the investor because the Company has not generated any profits to support such dividends. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

The Company has debt associated with property acquisitions in the amount of approximately $14.2 million becoming due and payable in 2001 (see Note 5). In the opinion of management, the Company will be successful in refinancing into long-term mortgages all property debt maturing during 2001. Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2001 to fund operations and any declared dividends. Management also believes that, to the extent (if any) that the Company is not successful in generating sufficient cash flow to meet its operating requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company's continuation in

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

1. ORGANIZATION (continued)

its present form is dependent upon the ability to generate positive cash flow from operations and secure permanent financing of its real estate properties. In the event that management's plans are not achieved, the Company's financial condition could be adversely affected to a material extent.

During July 2001, the Company received approximately $1,745,858 of additional gross Offering proceeds.

2. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of the Company and T REIT, L.P.; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter and the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's Registration Statement and its audited December 31, 2000 consolidated financial statements included in Form 10-K.

3. REAL ESTATE OPERATING PROPERTIES

The Company's real estate operating properties at June 30, 2001 consist of the following:

                                               Buildings and
                                  Land         Improvements         Total
                               ----------      -------------     -----------
Christie Street, TX            $  125,193        $ 1,129,944     $ 1,255,137
Northstar, TX                     982,768          2,962,780       3,945,548
Plaza Del Rey, TX                 209,783            599,403         809,186
Seguin Corner, TX                 160,855            472,714         633,569
Thousand Oaks, TX               3,285,138          9,868,414      13,153,552
Pahrump Valley, NV              4,287,500         12,898,230      17,185,730
                               ----------        -----------     -----------
                                9,051,237         27,931,485      36,982,722

Accumulated depreciation
 and amortization                      --           (286,163)       (286,163)
                               ----------        -----------     -----------
                               $9,051,237        $27,645,322     $36,696,559
                               ==========        ===========     ===========

On May 11, 2001, the Company acquired the Pahrump Valley Junction Center ("Pahrump") located in Pahrump, Nevada and containing 105,721 rentable square feet. The total purchase price of $17,150,000 consists of cash and a note payable in the amounts of approximately $4,750,000 and $12,400,000, respectively (See Note 5).The Seller is not affiliated with the Company or the Advisor and the building was 99% occupied at June 30, 2001

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

4. NOTE RECEIVABLE FROM RELATED PARTY

As of June 30, 2001, the Company had loaned a total of $1,330,000 to W REIT, L.P., an affiliated entity, and Brookings Mall-Mandel, LLC, an unaffiliated third-party, (hereinafter, collectively "WREIT") in two advances in December 2000 and March 2001 for $900,00 and $430,000, respectively. These loans are memorialized by two notes payable with interest at 12% per annum. The $900,000 advance is secured by a first mortgage on an outparcel property lot at Brookings Mall in Brookings County, South Dakota. The $430,000 advance is also secured for both notes, interest at the rate of 10% is payable monthly, commencing January 12, 2001, with the additional 2% accruing to the principal. The original maturity for both notes was June 12, 2001. An extension was granted for both notes to September 30, 2001. WREIT used the proceeds from the loans to retire outstanding debt on the collateral property, and is in the process of refinancing the property. Management believes such refinancing will result in the loans being repaid in full on or before September 30, 2001.

Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 25% of Triple Net Properties, L.L.C., the advisor to both Western REIT, Inc. and the Company. The Company's directors and officers own approximately 2% of Western REIT, Inc. In addition, Triple net Properties, L.L.C. is the general partner of W REIT, L.P.

5. NOTES PAYABLE

The note in connection to the Pahrump acquisition is payable to a financial institution and secured by a first deed of trust. Interest rate is fixed at 7.25% per annum. Principal and interest are due in January 2009. In addition, the Company borrowed $1,500,000 to be able to pay the cash portion of the purchase price. Of this amount, $505,000 was borrowed from the Advisor pursuant to a promissory note at a fixed interest rate of 12% and a maturity date of August 10, 2001. The entire balance of this note was paid off on June 20, 2001. The remaining $995,000 was borrowed from NNN 2004 Notes Program, LLC, an affiliate of the Advisor, and guaranteed by the Advisor pursuant to a promissory note that has a fixed interest rate of 11% and a maturity date of October 31, 2004. The entire balance of this note was paid off on July 27, 2001.

The Company is in the process of refinancing the notes payable relating to the Northstar and Thousand Oaks properties in the amount of $2,695,000 and $10,837,500, respectively.

Variable-rate debt secured by the Company's properties bears interest at rates ranging from 6.2% to 8.1% as of June 30, 2001 and averaged approximately 8.1% during the quarter then ended.

6. STOCK OFFERING COSTS

As of June 30, 2001, the Company had sold 1,311,783 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $13,088,000.

Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of forty states. In connection with the Offering, the Company incurred approximately $551,000 of costs related to the issuance and distribution of the Shares during the quarter ended June 30, 2001. Such amount includes a total of approximately $307,000 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by the Company's CEO), and is principally comprised of sales commissions, underwriting discounts, and certain fees. As described in Note 7, an additional $34,000 was paid to the Advisor.

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

The Shares can be offered to brokers and the Company's officers and directors at a discounted price of $9.05 per share.

7.ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs it incurs on behalf of the Company. During the quarter ended June 30, 2001, fees and cost reimbursements of approximately $34,000 were paid by the Company to the Advisor from Offering proceeds, and no amounts are currently due the Advisor.

8.PROPOSED ACQUISITION

As of June 30, 2001, the Company had real estate deposits of approximately $310,000 pertaining to the proposed acquisition of a single tenant retail building (the "Property") in the city of Reno, Nevada for a purchase price of approximately $7,490,000. Under certain circumstances, such deposits may be nonrefundable.

The Property contains 75,275 rentable square feet and Raab Karcher Electronics is the only tenant with an annual rental income of approximately $748,000.

9.DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a Dividend Reinvestment Program (the "DRIP") that allows Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP. As of June 30, 2001, the Company has sold 12,499 shares of common stock under the DRIP for a total of approximately $113,116.

10.STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan. Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer

                          T REIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

and Employee Stock Option Plan. As of June 30, 2001, none of the options granted under either of these stock option plans have been exercised.

No options were granted or forfeited under either of the above stock option plans during the quarter ended June 30, 2001.

11. RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of June 30, 2001 and 2000, together with the results of operations and cash flows for the quarters then ended.

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

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

As of June 30, 2001, the Company had sold 1,311,783 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $13,088,000. As discussed below, the Company has principally used the net Offering proceeds from the sale of Shares to purchase real estate properties. As of June 30, 2001, the Company has approximately $854,967 available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, other Offering expenses and miscellaneous acquisition expenses. In addition, the Company intends to borrow money to finance some property acquisitions and pay certain related fees.

The comparability of the financial information discussed below is materially impacted by the acquisition during the year ended December 31, 2000 of one office building with 17,141 square feet and two shopping centers totaling 230,364 square feet. Additionally, in calendar 2000 the Company purchased a 16.5% and a 26% tenancy in common interest in two shopping centers having 126,322 and 21,000 square feet, respectively. In calendar year 2001, the Company purchased Pahrump Valley Junction Center with 105,721 square feet. At June 30, 2000, the Company did not own any real estate properties and was then establishing a corporate infrastructure to support its planned principal operations.

Results of Operations

Rental income, rental expenses, mortgage interest, and depreciation/amortization expense incurred during the quarter ended June 30, 2001 are a result of the operations from the six properties described in the preceding paragraph. None of the sellers of the properties discussed below are affiliated with the Company or the Advisor.

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

The Company also acquired tenancy-in-common interests in Plaza del Rey Shopping Center and Seguin Corners Shopping Center (both of which are located in Seguin, Texas) on November 17, 2000 and November 22, 2000, respectively. Plaza del Rey's total purchase price of $5,050,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively.

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS


Seguin's total purchase price of $2,450,000 consists of cash and a note payable in the amounts of $1,905,000 and $545,000, respectively. The Company's percentage ownership in Plaza del Rey and Seguin is 16.5% and 26%, respectively.

In addition, the Company acquired the Pahrump Valley Junction Center located in Pahrump, Nevada on May 11, 2001 which contains 105,721 rentable square feet. The total purchase price of $17,150,000 consists of cash and a note payable in the amounts of approximately $4,750,000 and $12,400,000 respectively.

As of June 30, 2001, the Company had real estate deposits of approximately $310,000 pertaining to the proposed acquisitions of a single tenant retail building (the "Property") in the city of Reno, Nevada for a purchase price of approximately $7,490,000. Under certain circumstances, such deposits may be nonrefundable.

The Property contains 75,275 rentable square feet and Memec LLC, a Delaware limited liability corporation, is the only tenant with an annual rental income of approximately $748,000.

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

Liquidity and Capital Resources

At June 30, 2001, the Company had $854,967 of cash to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, existing working capital and, if necessary, securing a line of credit. Cash and cash equivalents increased since December 31, 2000 principally as the result of the sale of Shares and proceeds from notes payable.

The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations, and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Aggregate cash distributions of $255,446 were made to shareholders for the quarter ended June 30, 2001. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

Cash used in operating activities amounted to $406,095 for the six months ended June 30, 2001. The primary reason for the decrease is the payment of accounts payable and accrued expenses related to tenant improvements in progress when real estate properties were acquired. The Company expects to finance such commitment from Offering proceeds.

Cash used in investing activities was $5,191,034 for the six months ended June 30, 2001. Such amount is principally the result of the purchase of Pahrump Valley Junction Center

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

and issuance of a note receivable to W. REIT Inc. in the amount of $430,000. Except as described above, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after June 30, 2001 are necessary and/or desirable. Management has not determined whether any significant capital improvements may be necessary for the proposed acquisition of the shopping center in Nevada described above.

Cash provided by financing activities was $6,204,019 for the six months ended June 30, 2001. This amount principally resulted from net Offering proceeds of approximately $5.6 million and proceeds of a note payable of approximately $1,500,000 to purchase Pahrump Valley Junction Center. For the six months ended June 30, 2001, the Company incurred Offering costs of approximately $858,613.

The weighted average annual interest rate on variable-rate mortgages payable at June 30, 2001 approximated 8.1% at that date, and averaged 8.1% for the quarter then ended. Interest expense related to fixed-rate mortgages payable is not material to total operating expenses for the quarter ended June 30, 2001.

In order to qualify as a REIT for federal income tax purposes, the Company is required by the Internal Revenue Code of 1986, as amended, to make distributions to its shareholders of at least 90% of REIT taxable income. Such percentage declined from 95% to 90% in January 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and the payment of expenses. The Company intends to invest amounts accumulated for distribution in short-term investments. Distributions declared for the quarter ended June 30, 2001 represent a return of capital for federal income tax purposes. Distributions are determined by the Board of Directors and are dependent on a number of factors, including those discussed in the Company's December 31, 2000 Form 10-K.

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

Because the Company did not commence its planned principal operations until September 2000, the concept of FFO is not pertinent to the quarter ended June 30, 2000.

As set forth in its December 31, 2000 Form 10-K, the Company's FFO for the year then ended was $(62,409). FFO for the quarter ended June 30, 2001 was $136,175 which represents an increase of approximately $57,000 over FFO for the quarter ended March 31, 2001. FFO for the six months ended June 30, 2001 represents an increase of approximately $215,785 over FFO for the year ended December 31, 2000. Such increase is principally attributable to the fact that the Company's real estate properties were in operation during the entire quarter ended June 30, 2001.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

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

                          T REIT, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS

                             (Amounts in thousands)

                                 2001     2002    2003    2004   2005
                              ---------   ----    -----   ----   ----

Variable rate debt...........   $14,192    --     $ 142    --     --
Average interest rate on
 maturing debt...............      8.1%    --      6.2%    --     --

The estimated fair value of the Company's variable-rate debt approximates its June 30, 2001 carrying amount. Approximately $14,333,000 (or 50%) of the Company's mortgages payable at June 30, 2001 have variable interest rates ranging from 6.2% to 8.1% at that date. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 8, 2001, the Company held its Annual Meeting of Shareholders at the Company's offices in Santa Ana, California. At the meeting shareholders voted on the election of directors to the Company's Board of Directors and on the ratification of Company's auditors. The shareholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson, Warren H. James, and James R. Nance, and to ratify the appointment of Squar, Milner, Reehl & Williamson, LLP as the Company's independent auditors for 2001.

        The Company received proxies representing 54.3% of the Company's 822,744.9259 shares of common stock outstanding as of February 27, 2001, the record date. The number of votes for, against, abstaining, and withheld were as follows.

                               For       Against     Abstain      Withheld
                               ---       -------     -------      --------

Directors:
----------
   Anthony W. Thompson      415,784.42        0     36,974.97         0
   Warren H. James          415,784.42        0     36,974.97         0
   James R. Nance           415,784.42        0     36,974.97         0

   Ratification of
   Squar, Milner, Reehl
   & Williamson, LLP
   as auditors              406,010.71   2,273.71   44,474.97         0


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

               3.4        Amended Bylaws of the Company (included as Exhibit
                          3.4 to Post-Effective Amendment No. 2 to the
                          Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

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

              10.6 Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, L.L.C. (included as
                          Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2000 and incorporated herein by reference).

              10.7 Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company, L.L.C. and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on November 13, 2000 and incorporated herein by reference).

              10.8 Purchase and Sale Agreement, dated October 26,2000, by and between CMF Capital Company, L.L.C. and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on December 20, 2000 and incorporated herein by reference).

              10.9 Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, L.L.C. (included as
                          Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

              10.10 First Amendment to Adivsory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

              10.11 Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties, L.L.C. (Filed herewith.)

        (b) On May 25, 2001, the Company filed a Current Report on Form 8-K dated May 11, 2001 describing the Company's purchase of Pahrump Valley Junction Shopping Center in Pahrump, Nevada. This report contained the following financial statements:

               (i) Pahrump Valley Junction Shopping Center Historical Statement of Revenues and Direct Operating Expenses For the Year Ended December 31, 2000 And For The Unaudited Three-Month Periods Ended March 31, 2001 and 2000; and

               (ii) T REIT, Inc. Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet Dated December 31, 2000 and Unaudited Pro Forma Condensed Combined Statement of Operations For The Three Months Ended March 31, 2001 and For The Year Ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: August 9, 2001.

                                               T REIT, INC.
                                               (Registrant)


                                          By: /s/ Anthony W. Thompson
                                              ---------------------------
                                              Anthony W. Thompson
                                              President and
                                              Chief Executive Officer



                                          By: /s/ Jack Maurer
                                              ---------------------------
                                              Jack Maurer
                                              Secretary and Treasurer
                                              Chief Accounting Officer

                                    EXHIBIT INDEX

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

               3.5        Amended Bylaws of the Company (included as Exhibit
                          3.4 to Post-Effective Amendment No. 2 to the
                          Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

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


              10.6 Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, L.L.C. (included as
                          Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2000 and incorporated herein by reference).

              10.7 Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company, L.L.C. and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on November 13, 2000 and incorporated herein by reference).

              10.8 Purchase and Sale Agreement, dated October 26,2000, by and between CMF Capital Company, L.L.C. and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on December 20, 2000 and incorporated herein by reference).

              10.9 Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, L.L.C. (included as
                          Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

              10.10 First Amendment to Adivsory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

              10.11 Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties, L.L.C. (Filed herewith.)