Form 10-Q
period 2001-09-30
T REIT INC
filed 2001-11-13
CIK 1077241

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 2001

                                      OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For the transition period from _______________ to _________________

                            Commission file number
                                   333-77229

                                 T REIT, Inc.
                                  ----------
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


                                      N/A
                                     ----
                                 (Former name)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [ X ]

 As of October 31, 2001, there were 1,991,830 shares of common stock of T REIT,
                               Inc. outstanding.

                                 T REIT, Inc.

                                   Form 10-Q
                   For the quarter ended September 30, 2001

                                     INDEX

                                                                                                           Page
                                                                                                           ----
Part I    Financial Information
     Item 1. Financial Statements.........................................................................   3
        Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
          December 31, 2000...............................................................................   4
        Condensed Consolidated Statements of Operations (unaudited) for the three
          and nine month Periods ended September 30, 2001 and 2000........................................   5
        Condensed Consolidated Statement of Shareholders' Equity for the
          nine months ended September 30, 2001 (unaudited)................................................   6
        Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month
          Periods ended September 30, 2001 and 2000.......................................................   7
        Notes to Condensed Consolidated Financial Statements..............................................   8
     Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................................................   13
     Item 3. Qualitative and Quantitative Disclosure about Market Risks...................................   19
Part II      Other Information
     Item 1. Legal Proceedings ...........................................................................   20
     Item 2. Changes in Securities and Use of Proceeds....................................................   20
     Item 3. Defaults upon Senior Securities..............................................................   20
     Item 4. Submission of Matters to a Vote of Security Holders..........................................   20
     Item 5. Other Information............................................................................   20
     Item 6. Exhibits and Reports on Form 8-K.............................................................   20
     Signatures...........................................................................................   21

Part I - Financial Information

Item 1.  Financial Statements.

The September 30, 2001 and 2000 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                         T REIT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30, 2001        December 31,
                                                              (Unaudited)                2000
                                                              ------------           ------------
                     ASSETS
Real estate operating properties, net                         $ 38,453,026           $ 19,735,819
Cash and cash equivalents                                        2,499,866                248,077
Restricted cash                                                         --                211,000
Real estate deposits                                               358,000                323,240
Accounts receivable                                                311,834                103,469
Other assets, net                                                  227,353                     --
Notes receivable from related party                              1,380,000                950,000
                                                              ------------           ------------
                                                              $ 43,230,079           $ 21,571,605
                                                              ============           ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                         $  1,116,904           $  1,093,228
Security deposits and deferred revenue                             126,945                 95,393
Common stock subscription deposit                                       --                211,000
Notes payable                                                   27,408,741             15,078,808
                                                              ------------           ------------
                                                                28,652,590             16,478,429

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000
   shares authorized; 1,849,131 and 664,271
   shares issued and outstanding at September 30,
   2001 and December 31, 2000, respectively                         18,491                  6,643
  Additional paid-in capital, net of
   offering costs                                               14,924,064              5,187,315
  Accumulated deficit                                             (365,066)              (100,782)
                                                              ------------           ------------
                                                                14,577,489              5,093,176
                                                              ------------           ------------
                                                              $ 43,230,079           $ 21,571,605
                                                              ============           ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         T REIT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Nine Months Ended               Three Months Ended
                                                   September 30,                   September 30,
                                            --------------------------       -------------------------
                                                2001            2000              2001          2000
Revenues
 Rental Income                              $  2,845,862  $      3,333       $  1,167,245  $     3,333
 Interest Income                                 141,520        16,914             49,594       11,251
                                            ------------  ------------       ------------  -----------
                                               2,987,382        20,247          1,216,839       14,584
                                            ------------  ------------       ------------  -----------

Expenses
 Rental expenses                                 982,084            --            417,462           --
 General and administrative                      458,664         8,100            313,682        7,000
 Organizational                                       --        29,888                 --           --
 Depreciation and amortization                   456,019            --            207,867           --
 Interest                                      1,369,564        22,874            524,409       19,704
                                            ------------  ------------       ------------  -----------
                                               3,266,331        60,862          1,463,420       26,704
Equity in earnings of unconsolidated real
 estate                                           14,665            --             14,665           --
                                            ------------  ------------       ------------  -----------
Net loss                                    $   (264,284) $    (40,615)      $   (231,916) $   (12,120)
                                            ============  ============       ============  ===========
Basic and diluted
loss per common share                       $      (0.23) $      (0.40)      $      (0.15) $     (0.05)
                                            ============  ============       ============  ===========

Weighted average number of
common shares outstanding,
basic and diluted                              1,155,072        99,172          1,598,058      230,202
                                            ============  ============       ============  ===========

Dividends declared per
common share                                $       0.61  $       0.30       $       0.21  $      0.13
                                            ============  ============       ============  ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         T REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


                                                               Additional
                                   Number of                     Paid-in        Accumulated
                                    shares       Par Value       Capital          Deficit         Total
                                  -----------   -----------    -----------      ----------     ----------
BALANCE - December 31, 2000           664,271   $     6,643    $ 5,187,315      $ (100,782)   $  5,093,176
Issuance of common stock, net       1,184,860        11,848     10,446,733              --      10,458,581
Distributions                              --            --       (709,984)             --        (709,984)
Net loss                                   --            --             --        (264,284)       (264,284)
                                  -----------   -----------    -----------      ----------    ------------
BALANCE - September 30, 2001        1,849,131   $    18,491    $14,924,064      $ (365,066)   $ 14,577,489
                                  ===========   ===========    ===========      ==========    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         T REIT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months        Nine Months
                                                                                  Ended             Ended
                                                                                 Sept 30,          Sept 30,
                                                                                   2001              2000
                                                                               ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $    (264,284)     $     (40,615)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities
     Equity in earnings of unconsolidated real estate                               (14,665)                --
     Depreciation and amortization                                                  456,019                100
     Change in operating assets and liabilities:
       Accounts receivable                                                         (208,365)                --
       Other assets                                                                (227,353)                --
       Accounts payable and accrued expenses                                         23,676            142,682
       Security deposits and deferred revenue                                        31,552                 --
                                                                               ------------      -------------
Net cash provided by (used in) operating activities                                (203,420)           102,167

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of real estate properties                                         (4,907,864)        (1,251,928)
      Issuance of notes receivable from
      related parties                                                              (430,000)                --
      Real estate deposits                                                          (34,760)          (267,017)
      Investment in unconsolidated real estate                                   (1,816,079)
                                                                               ------------      -------------

Net cash used in investing activities                                            (7,188,703)        (1,518,945)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock, net                                10,458,581                 --
      Principal payments on notes payable                                        (1,604,685)         3,010,152
      Distributions to shareholders                                                (709,984)           (29,666)
      Proceeds from issuance of notes payable                                     1,500,000            750,000
                                                                              -------------      -------------
Net cash provided by financing activities                                         9,643,912          3,730,486
                                                                              -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,251,789          2,313,708

CASH AND CASH EQUIVALENTS - beginning of period                                     248,077                100
                                                                              -------------      -------------

CASH AND CASH EQUIVALENTS - end of period                                     $   2,499,866      $   2,313,808
                                                                              =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                                    $   1,078,126      $          --
                                                                              =============      =============
  Income taxes                                                                $      32,718      $          --
                                                                              =============      =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of real estate properties with debt                                  $  12,434,618      $          --
                                                                              =============      =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         T REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

1.  ORGANIZATION

T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. T REIT, Inc. and its wholly owned subsidiaries, T REIT, L.P., T REIT-PDR, L.L.C., T REIT-Seguin, L.L.C., T REIT-Pahrump, L.L.C. and T REIT-Reno Trademark, L.L.C. (the "Company") is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of September 30, 2001, the Company has acquired four properties and three tenancy-in-common interests (see Notes 3 and 4). The Company acquires properties through its wholly owned subsidiaries.

The Company is externally advised by Triple Net Properties, L.L.C. (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2001 for a one-year term, is subject to successive renewals (see Note 8).

Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering will terminate on the earlier of February 22, 2002 or the date on which the maximum number of shares have been sold. In the event that the maximum number of shares have not been sold, the Company may, at its discretion, seek to extend the Offering period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue in its present form. As of December 31, 1999, the Company operated as a development stage enterprise. In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of September 30, 2001, the Company has not generated sufficient cash flow to support its operations, has an accumulated deficit of approximately $(365,000), does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through September 30, 2001 are effectively a return of capital to the investors because the Company has not generated any profits to support such dividends. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

The Company has debt associated with property acquisitions in the amount of approximately $14.2 million becoming due and payable in 2001. As of September 30, 2001, the notes payable relating to the Northstar and Thousand Oaks properties in the amount of $2,695,000 and $10,837,500, respectively, matured in July and June of 2001, respectively, and have not been paid. The Company is currently negotiating with the lender to extend the notes. As of September 30, 2001, the two parties have not reached a formal agreement as to the terms of the extension; however, the lender has not declared the notes to be in default. In the opinion of management, the Company will be successful in refinancing into long-term mortgages all property debt maturing during 2001. Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the future to fund operations and any declared dividends. Management also believes that, to the extent (if any) that the Company is not successful in generating sufficient cash flow to meet its operating requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company's continuation in its present form is dependent upon the ability to generate positive cash flow from operations and secure permanent financing on its real estate properties. In the event that management's plans are not achieved, the Company's financial condition could be adversely affected to a material extent.

During October 2001, the Company received approximately $1,380,000 of additional gross Offering proceeds.

                         T REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

2.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of T REIT, Inc. and its wholly owned subsidiaries T REIT, L.P., T REIT-PDR, L.L.C, T REIT-Seguin, L.L.C, T REIT-Pahrump, L.L.C. and T REIT-Reno Trademark, L.L.C.; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared by the Company's management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The consolidated results of operations for the quarter and the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's Registration Statement and its audited December 31, 2000 consolidated financial statements included in Form 10-K.

3.  REAL ESTATE OPERATING PROPERTIES

The Company's real estate operating properties at September 30, 2001 consist of the following:

                                                                Buildings and
                                              Land               Improvements           Total
                                        ---------------         --------------     --------------
Christie Street, TX                     $       125,193         $    1,129,944     $    1,255,137
Northstar, TX                                   982,768              3,076,437          4,059,205
Plaza Del Rey, TX                               209,783                599,403            809,186
Seguin Corners, TX                              160,855                472,714            633,569
Thousand Oaks, TX                             3,285,138              9,875,229         13,160,367
Pahrump Valley, NV                            4,287,500             12,911,190         17,198,690
Investment in unconsolidated real
 estate (See Note 4)                                 --                     --          1,830,745
----------                              ---------------         --------------     --------------
                                              9,051,237             28,064,917         38,946,899
Accumulated depreciation
 and amortization                                    --               (493,873)          (493,873)
                                        ---------------         --------------     --------------
                                        $     9,051,237         $   27,571,044     $   38,453,026
                                        ===============         ==============     ==============

                         T REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000


4.   INVESTMENT IN UNCONSOLIDATED REAL ESTATE

     Investment in unconsolidated real estate is related to the acquisition of a 40% undivided tenancy in common interest in the Trademark Building (the "Trademark Building") by T REIT - Reno Trademark, L.L.C. ("Reno Trademark"), a wholly owned subsidiary. The property is located in Reno, Nevada and contains 75,257 rentable square feet. The Company uses the equity method of accounting to account for the acquisition and the operations of the Trademark Building. The total purchase price allocated to Reno Trademark was approximately $2,852,000, which consists of cash and a note payable in the amounts of approximately $1,772,000 and $1,080,000, respectively. The remaining 60% of the Trademark Building was purchased by NNN Reno Trademark, L.L.C., an affiliate of the Advisor. The seller is not affiliated with the Company or the Advisor and the building was 100% occupied at September 30, 2001. Memec, Inc., a subsidiary of Schroder Ventures, a European investment group, is the only tenant yielding the Company an annual rental income of approximately $748,000.

     Condensed (unaudited) historical cost financial information for the Trademark Building as of and for the twenty six day period ended September 30, 2001 is as follows:

                                                                  Trademark
                                                Trademark         Building
                                                Building           at 40%
                                              ------------      ------------
                     Assets                   $  7,290,528      $  2,916,211
                                              ============      ============

                     Liabilities                 2,713,670         1,085,466
                     Equity                      4,576,858         1,830,745
                                              ------------      ------------
                                              $  7,290,528      $  2,916,211
                                              ============      ============

                     Revenues                 $     69,873      $     27,949
                     Expenses                       33,213            13,285
                                              ------------      ------------
                     Net Income               $     36,660      $     14,664
                                              ============      ============

                         T REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

5. NOTE RECEIVABLE FROM RELATED PARTY

In December 2000, the Company advanced $900,000 to W REIT, L.P. ("W REIT"), an affiliated entity, supported by a note receivable secured by a first mortgage with interest at 12% and maturity in June 2001. W REIT used the proceeds to retire debt on the real estate property serving as collateral for the note. In addition, the Company advanced $430,000 to W REIT in March 2001, subject to the same terms and conditions as the previous note. W REIT is in the process of refinancing such property and management believes such refinancing will result in the Company being paid in full. During 2000, the Company also advanced $50,000 to W REIT with interest at 12% and maturity in June 2001. The original notes and the $50,000 advance matured in June 2001 and have been extended through December 31, 2001.

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

6. NOTES PAYABLE

In connection with the acquisition of the Trademark Building, Reno Trademark and NNN Reno Trademark, L.L.C. entered into a note payable on the entire property for approximately $2,700,000 and is payable to a financial institution and secured by a deed of trust with a variable monthly interest rate equal to the sum of (A) the Index Rate of the 30-Day LIBOR; and (B) the "Spread". The Spread means (i) 2.45% during the first six months of the term; and (ii) 2.70% during the second six months of the term and maturing in September 2002. Reno Trademark, which was formed for the sole purpose of acquiring the Trademark Building, is proportionately liable for approximately $1,080,000 of the debt, however, Reno Trademark is jointly and severally liable for the entire loan of $2,700,000, along with NNN Reno Trademark, L.L.C.

As of September 30, 2001, the notes payable relating to the Northstar and Thousand Oaks properties in the amounts of $2,695,000 and $10,837,500, respectively, matured in July and June of 2001, respectively, and have not been paid. The Company is currently negotiating with the lender to extend the notes. As of September 30, 2001, the two parties have not reached a formal agreement as to the terms of the extension; however, the lender has not declared the notes to be in default.

Variable-rate debt secured by the Company's properties bears interest at rates ranging from 5.1% to 7.5% as of September 30, 2001 and averaged approximately 6.7% during the quarter then ended.

7. STOCK OFFERING COSTS

As of September 30, 2001, the Company had sold 1,849,131 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $18,441,000.

Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of forty-one states. In connection with the Offering, the Company incurred approximately $532,000 of costs related to the issuance and distribution of the Shares during the quarter ended September 30, 2001. Such amount includes a total of approximately $154,856 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by Anthony W. Thompson), and is principally comprised of sales commissions, underwriting discounts, and certain fees. As described in Note 8, an additional $7,000 was paid to the Advisor.

The Shares can be offered to brokers and the Company's officers and directors at a discounted price of $9.05 per share.

                         T REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

8.  ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. In addition to fee compensation, the Advisor is reimbursed organizational and Offering costs it incurs on behalf of the Company. During the quarter ended September 30, 2001, the Company reached the maximum amount of fees to be paid under the Advisory Agreement and, accordingly, fees and cost reimbursements were limited to approximately $7,000 and were paid by the Company to the Advisor from Offering proceeds. No amounts are currently due the Advisor.

9.  PROPOSED ACQUISITIONS

As of September 30, 2001, the Company had real estate deposits in the amount of $358,000 pertaining to the proposed acquisition of two properties. Of this amount, $258,000 is for a single tenant office/service building located in Temecula, California (the "County Center Drive Building"). The remaining balance in the amount of $100,000 is for a multi-tenant office building, located in Las Vegas, Nevada (the "City Center West "A" Building"). Under certain circumstances, such deposits may be nonrefundable.

The Company is considering the purchase of a tenant in common interest in the County Center Drive Building currently owned by a related party. This property is 100% leased to FFF Enterprises with annual rental income of approximately $521,000 and containing 77,582 rentable square feet. In addition, the Company is considering the purchase of the City Center West "A" Building. This property contains 105,964 rentable square feet and is 86% leased, providing annual rental income of approximately $2,515,000. The total purchase prices are $5,245,000 and $21,670,000 for the County Center Drive Building and the City Center West "A" Building, respectively.

10.  DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a Dividend Reinvestment Program (the "DRIP") that allows Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP. As of September 30, 2001, the Company has sold approximately 24,600 shares of common stock under the DRIP for a total of approximately $223,000.

11. STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan. Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan. As of September 30, 2001, none of the options granted under either of these stock option plans have been exercised.

No options were granted or forfeited under either of the above stock option plans during the quarter ended September 30, 2001.

12. RECENT ACCOUNTING PRONOUNCEMENT

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

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of September 30, 2001 and December 31, 2000, together with the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

Public Offering of Equity Securities/Use of Proceeds

Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares," and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering will terminate on the earlier of February 22, 2002 or the date on which the maximum number of shares have been sold. In the event that the maximum number of shares have not been sold, the Company may, at its discretion, seek to extend the Offering period.

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS

As of September 30, 2001, the Company had sold 1,849,131 shares of common stock, including 22,100 shares issued to the Advisor at $9.05 per share. Aggregate gross proceeds before Offering costs and selling commissions approximate $18,441,000. As discussed below, the Company has principally used the net Offering proceeds from the sale of Shares to purchase real estate properties. As of September 30, 2001, the Company has approximately $2,500,000 available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, other Offering expenses and miscellaneous acquisition expenses that have been paid. In addition, the Company has loaned an affiliate, W REIT, L.P., $1,380,000 with an original maturity date of June 2001 and subsequently extended to December 31, 2001. The Company intends to borrow money to finance some property acquisitions and pay certain related fees as necessary.

The comparability of the financial information discussed below is materially impacted by the acquisition of its first real estate property in September 2000, an office building with 17,141 square feet, thereby initiating the Company's planned principal operations. Additionally, during the quarter ended December 31, 2000, the Company purchased two shopping centers totaling 230,364 square feet and a 16.5% and 26% tenancy in common interest in two shopping centers having 126,322 and 21,000 square feet, respectively. In calendar year 2001, the Company purchased Pahrump Valley Junction Center containing 105,721 square feet and a 40% tenancy in common interest in the Trademark Building containing 75,257 square feet.

Results of Operations

Rental income, rental expenses, mortgage interest, and depreciation/amortization expense incurred during the quarter ended September 30, 2001 are a result of the operations from the seven properties described in the preceding paragraph. None of the sellers of the properties discussed below are affiliated with the Company or the Advisor.

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

The Company also acquired tenancy in common interests in Plaza del Rey Shopping Center and Seguin Corners Shopping Center (both of which are located in Seguin, Texas) on November 17, 2000 and November 22, 2000, respectively. Plaza del Rey's total purchase price of $5,050,000 consists of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively. The Company's proportionate share of the purchase price and debt related to the tenancy in common interest is $833,250 and $659,175, respectively. However, the Company is jointly and severally liable on the entire debt balance of $3,995,000. Seguin's total purchase price of $2,450,000 consists of cash and a note payable in the amounts of $1,905,000 and $545,000, respectively.

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS


The Company's proportionate share of the purchase price and debt related to the tenancy in common interest is $637,000 and $141,700, respectively. However, the Company is jointly and severally liable on the entire debt balance of $545,000. The Company's percentage ownership in Plaza del Rey and Seguin is 16.5% and 26%, respectively.

On May 11, 2001, the Company acquired the Pahrump Valley Junction Center located in Pahrump, Nevada, which contains 105,721 rentable square feet. The total purchase price of $17,150,000 consists of cash and a note payable in the amounts of approximately $4,750,000 and $12,400,000 respectively.

On September 4, 2001, the Company acquired a 40% tenancy in common interest in the Trademark Building located in Reno, Nevada. The total purchase price for the property was approximately $7,300,000 which consists of cash and a note payable in the amounts of approximately $4,430,000 and $2,700,000 respectively. The Company's proportionate share of the purchase price and debt related to the tenancy in common interest is $2,852,000 and $1,080,000, respectively. However, the Company is jointly and severally liable on the entire debt balance of $2,700,000. The property contains 75,257 rentable square feet and Memec, Inc., a subsidiary of Schroder Ventures, a European investment group, is the only tenant with an annual rental income of approximately $748,000.

As of September 30, 2001, the Company had real estate deposits in the amount of $358,000 pertaining to the proposed acquisition of two properties. Of this amount, $258,000 is for a single tenant office/service building located in Temecula, California (the "County Center Drive Building"). The remaining balance in the amount of $100,000 is for a multi-tenant office building, located in Las Vegas, Nevada (the "City Center West "A" Building").

The Company is considering the purchase of a tenany in common interest in the County Center Drive Building. This property is 100% leased to FFF Enterprises with annual rental income of approximately $521,000 and containing 77,582 rentable square feet. In addition, the company is considering the purchase of the City Center West "A" Building. This property contains 105,964 rentable square feet and is 86% leased, providing annual rental income of approximately $2,515,000. The total purchase prices are $5,245,000 and $21,670,000 for the County Center Drive Building and the City Center West "A" Building, respectively.

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

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

At September 30, 2001, the Company had $2,499,866 of cash to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, existing working capital, repayment of the W REIT loan and, if necessary, securing a line of credit. Cash and cash equivalents increased since December 31, 2000 principally as the result of the sale of Shares and proceeds from notes payable.

The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations, and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Aggregate cash distributions of $186,253 were made to shareholders for the quarter ended September 30, 2001. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

Cash used in operating activities amounted to $203,420 for the nine months ended September 30, 2001. The primary reason for the decrease is the increase in interest receivable on a note issued to W REIT included in accounts receivable and payments of lease commissions which have been capitalized and included in other assets.

Cash used in investing activities was $7,188,703 for the nine months ended September 30, 2001. Such amount is principally the result of the acquisitions of Pahrump Valley Junction Center, the tenancy in common interest in the Trademark Building, and issuance of a note receivable to W REIT Inc. in the amount of $430,000. Except as described above, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after September 30, 2001 are necessary and/or desirable.

Cash provided by financing activities was $9,643,912 for the nine months ended September 30, 2001. This amount principally resulted from net Offering proceeds of approximately $10,459,000 million and proceeds of notes payable of approximately $1,500,000 used to purchase Pahrump Valley Junction Center. For the nine months ended September 30, 2001, the Company incurred Offering costs of approximately $1,390,000.

The weighted average annual interest rate on variable-rate mortgages payable at September 30, 2001 approximated 7.45% at that date, and averaged 7.15% for the quarter then ended. Interest expense related to fixed-rate mortgages payable is not material to total operating expenses for the quarter ended September 30, 2001.

In order to qualify as a REIT for federal income tax purposes, the Company is required by the Internal Revenue Code of 1986, as amended, to make distributions to its shareholders of at least 90% of REIT taxable income. Such percentage declined from 95% to 90% in January 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and the payment of expenses. The Company intends to invest amounts accumulated for distribution in short-term investments. Distributions declared for the quarter ended September 30, 2001 represent a return of capital for federal income tax purposes. Distributions are determined by the Board of Directors and are dependent on a number of factors, including those discussed in the Company's December 31, 2000 Form 10-K.

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

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS

Building and Lease Information

The following tables set forth certain information regarding all the leases related to the properties that the Company owns or has an investment in as of September 30, 2001:

                             Occupancy by Property

                                                                            Square Feet
                                                       --------------------------------------------------------
   Property Name       Location           Ownership %          Total              Leased            Available          Occupancy%
------------------   ------------------   -----------  -----------------   -----------------    ---------------    ---------------
Christie Street      Lufkin, Texas          100.00            17,141              17,141                     -             100.00
Northstar            Garland, Texas         100.00            67,560              60,500                 7,060              90.00
Plaza Del Rey        Seguin, Texas           16.50           126,322             103,225                23,097              82.00
Seguin               Seguin, Texas           26.00            21,455              21,000                   455              98.00
Thousand Oaks        San Antonio, Texas     100.00           162,864             147,391                15,473              90.00
Pahrump              Pahrump, Texas         100.00           105,721             105,721                     -             100.00
Trademark            Reno, Nevada            40.00            75,257              75,257                     -             100.00
                                                      -----------------   -----------------       ---------------    ---------------
Total Portfolio                                              576,320             530,235                46,085              92.00
                                                      =================   =================       ===============    ===============


                         Lease Expiration by Property

                                                                                   % of Total Leased
                                                                                      Square Feet        Annual Base Rent
        Year of Lease Expiration          Number of       Total Square Footage       Represented by       Under Expiring
             Remaining 2001            Expiring Leases     of Expiring Leases        Expiring Leases          Leases
        ------------------------      ----------------    --------------------     -----------------     ----------------
        Remaining 2001                               3                  4,657                     .9      $        39,241
        2002                                         7                 39,295                    7.4              453,739
        2003                                        13                 21,792                    4.1              324,494
        2004                                        17                103,232                   19.5              434,134
        2005                                         8                 34,060                    6.4              339,687
        2006                                        13                 41,935                    7.9              396,547
                                      ----------------     ------------------       ----------------     ----------------
        Total Portfolio                             61                244,971                   46.2      $     1,987,842
                                      ================     ==================       ================     ================

                         T REIT, INC. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS

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

                                                Three Months Ended             Nine Months Ended
                                                ------------------             ------------------
                                                   September 30,                 September 30,
                                                   -------------                 -------------
                                                2001           2000           2001           2000
                                           -------------  -------------  --------------  ------------
Net loss                                       (264,824)       (40,615)       (231,916)      (12,120)
   Adjustments
         Depreciation and amortization          456,019             --         207,867            --
                                           -------------  -------------  --------------  ------------
Funds from operations                           191,195        (40,615)        (24,049)      (12,120)
                                           =============  =============  ==============  ============

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

                          T REIT, INC. AND SUBSIDIARY
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the principal amounts and weighted average interest rates of variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                             (Amounts in thousands)

                                     2001           2002          2003             2004         2005
                                   ---------       -------       -------         --------     ---------
Variable rate debt...........        $14,192           --           $142            --            --
Average interest rate on
 maturing debt...............            6.9%          --            5.9%           --            --

The estimated fair value of the Company's variable rate debt approximates its September 30, 2001 carrying amount. Approximately $14,333,000 (or 52%) of the Company's mortgages payable at September 30, 2001 have variable interest rates ranging from 5.9% to 7.5% at that date. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

         10.7              Purchase and Sale Agreement, dated October 25, 2000, by and between CMP Capital Company, L.L.C. and T
                           REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on November 13, 2000 and incorporated herein by reference).

         10.8              Purchase and Sale Agreement, dated October 26, 2000, by and between CMP Capital Company, L.L.C. and T
                           REIT, L.P. (included as Exhibit 10.1 to Form 10-K filed by the Company on December 20, 2000 and incorporated herein by reference).

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

         10.10             First Amendment to Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as
                           Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11
                           filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

         10.11             Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net
                           Properties, L.L.C. (included as Exhibit 10.11 to Form 10-Q filed by the Company on August 14, 2001 and incorporated herein by reference).

            (b) On September 19, 2001, the Company filed a Current Report on Form 8-K dated September 19, 2001 describing the Company's purchase of a 40% undivided tenant in common interest in the Trademark Building in Reno, Nevada. No financial statements were filed as part of this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: November 13, 2001.

                                            T REIT, INC.
                                            (Registrant)


                                            By: /s/ Anthony W. Thompson
                                            ---------------------------
                                            Anthony W. Thompson
                                            President and
                                            Chief Executive Officer



                                            By: /s/ Jack Maurer
                                            ---------------------------
                                            Jack Maurer
                                            Secretary and Treasurer
                                            Chief Accounting Officer

                                 EXHIBIT INDEX

       Item No.                        Description
       -------                         -----------

         3.1         Articles of Incorporation of the Company (included as
                     Exhibit 3.1 to the Company's Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

         3.2 Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference).

         3.3 Bylaws of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

         3.5 Amended Bylaws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

         4.1 Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

         10.1 Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

         10.2 Dividend Reinvestment Plan (included as Exhibit C to the Company's Prospectus filed as part of the Company's Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

         10.3        Independent Director Stock Option Plan (included as Exhibit
                     10.3 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

         10.4        Employee and Officer Stock Option Plan (included as Exhibit
                     10.4 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

         10.5 Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

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

         10.8 Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company, L.L.C. and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Company on December 20, 2000 and incorporated herein by reference).

         10.9 Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, L.L.C. (included as Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

         10.10 First Amendment to Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit
                     10.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

         10.11 Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties, L.L.C. (included as Exhibit 10.11 to Form 10-Q filed by the Company on August 14, 2001 and incorporated herein by reference).