Form 10-K405/A
period 2000-12-31
T REIT INC
filed 2002-01-22
CIK 1077241

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                              Amendment No. 1 to


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

===============================================================================

   This Amendment No. 1 to the Form 10-K dated December 31, 2000 is filed solely to amend and correct a typographical error contained in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on page 15 describing the amount and character of distributions declared for the year ended December 31, 2000, and to correct a typographical error contained in the Consolidated Balance Sheet of the Company dated December 31, 2000 in the Independent Auditors' Report dated March 13, 2001 found in Part II, Item 8 "Consolidated Financial Statement and Supplemental Data" on page 19 describing the shareholders' equity of the Company.

                                 T REIT, INC.
                           (A Virginia corporation)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                       PART I

 Item 1.   Business.....................................................     3
 Item 2.   Properties...................................................     8
 Item 3.   Legal Proceedings............................................     8
 Item 4.   Submission of Matters to a Vote of Security Holders..........     8

                                      PART II

 Item 5.   Market for Registrant's Common Equity and Related Shareholder
            Matters.....................................................     9
 Item 6.   Selected Financial Data......................................    11
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    13
 Item 7(a) Quantitative and Qualitative Disclosures About Market Risk...    16
 Item 8.   Consolidated Financial Statements and Supplementary Data.....    17
 Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    37

                                      PART III

 Item 10.  Directors and Executive Officers of the Registrant...........    38
 Item 11.  Executive Compensation.......................................    39
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    40
 Item 13.  Certain Relationships and Related Transactions...............    40

                                      PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    42

 SIGNATURES..............................................................   45

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

                         Gross                       Amount of   No. of
                        Leasable            Year     Mortgage   Tenants
 Property Shopping        Area     Date    Built/   Payable at   as of
 Center                 (Sq Ft)  Acquired Renovated  12/31/00   12/31/00 Major Tenants*
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

   Distributions declared for the year ended December 31, 2000 were $149,207 all of which represents a return of capital for federal income tax purposes. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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
                                                                   -----------
                                                                   $21,571,605
                                                                   ===========

               Liabilities and Shareholders' Equity
               ------------------------------------
Accounts payable and accrued liabilities.......................... $ 1,093,228
Security deposits and prepaid rent................................      95,393
Common stock subscription deposit.................................     211,000
Notes payable.....................................................  15,078,808
                                                                   -----------
                                                                    16,478,429
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized;
   664,271 shares issued and outstanding at December 31, 2000.....       6,643
  Additional paid-in capital, net of offering costs...............   5,187,315
  Accumulated deficit.............................................    (100,782)
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

                                          T-REIT, INC.

                                          By: /s/  Anthony W. Thompson
                                             ----------------------------------
                                                    Anthony W. Thompson
                                            Chief Executive Officer, President
                                                 And Chairman of the Board
January 17, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

    /s/ Anthony W. Thompson          Chief Executive Officer,      January 21, 2002
____________________________________  President And Director
        Anthony W. Thompson

     /s/ William C. Daniel           Secretary, Treasurer and      January 21, 2002
____________________________________  Chief Financial Officer
         William C. Daniel

      /s/ Warren H. James            Director                      January 21, 2002
____________________________________
          Warren H. James

       /s/ James R. Nance            Director                      January 21, 2002
____________________________________
           James R. Nance