Form 10-Q/A
period 2001-09-30
T REIT INC
filed 2002-03-22
CIK 1077241

                                   FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                               Amendment No. 1 to
    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


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

This Amendment No. 1 to the Form 10-Q dated September 30, 2001 is filed solely to include information regarding related party transactions that should have been included in Item 5 under the "Notes to Condensed Consolidated Financial Statements" and under Part II, Item 5 "Other Information."

T REIT, INC.
(A Virginia corporation)

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

5. RELATED PARTY TRANSACTIONS

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

On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers included our advisor, NNN LV 1900 Aerojet Way LLC, an affiliate of our advisor, and Anthony W. Thompson. All of the borrowers were jointly and severally liable on the loan. The terms of the loan require the borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 a month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to finance a property acquisition by a subsidiary of our advisor, and resulted in acquisition fees of $150,000 paid to our advisor. All costs of the loan and the principal repayments were made by our advisor and the loan was repaid in full on February 7, 2002.

We have purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by our advisor. Such transactions earn our advisor or its affiliate commissions on the tax-free exchanges, and may impact the extent to which we participate in such acquisition.

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

On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers included our advisor, NNN LV 1900 Aerojet Way LLC, an affiliate of our advisor, and Anthony W. Thompson. All of the borrowers were jointly and severally liable on the loan. The terms of the loan required the borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 per month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to help finance a property acquisition by a subsidiary of our advisor that produced acquisition fees of $150,000 paid to our advisor. All costs of the loan and the principal repayments were made by our advisor and the loan was repaid in full on February 7, 2002.

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

The Company is considering the purchase of a tenancy in common interest in the County Center Drive Building. This property is 100% leased to FFF Enterprises with annual rental income of approximately $521,000 and containing 77,582 rentable square feet. In addition, the company is considering the purchase of the City Center West "A" Building. This property contains 105,964 rentable square feet and is 86% leased, providing annual rental income of approximately $2,515,000. The total purchase prices are $5,245,000 and $21,670,000 for the County Center Drive Building and the City Center West "A" Building, respectively.

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

Item 3.     Defaults Upon Senior Securities.
            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            None.


Item 5.     Other Information.

          On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers included our advisor, NNN LV 1900 Aerojet Way LLC, an affiliate of our advisor, and Anthony W. Thompson. All of the borrowers were jointly and severally liable on the loan. The terms of the loan require the borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 a month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to finance a property acquisition by a subsidiary of our advisor, and resulted in acquisition fees of $150,000 paid to our advisor. All costs of the loan and the principal repayments were made by our advisor and the loan was repaid in full on February 7, 2002.

          We have purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by our advisor. Such transactions earn our advisor or its affiliate commissions on the tax-free exchanges, and may impact the extent to which we participate in such acquisition.

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