Form 10-K405
period 2001-12-31
T REIT INC
filed 2002-04-01
CIK 1077241

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

                                         OR

       [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission File Number: 333-77229

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
                Title of each class:       on which registered
                --------------------       -------------------
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Title of class:           Title of class:
                   ---------------           ---------------
                        None                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [_]    No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $30,200,000 (based on the price for which each share was sold).

   As of March 15, 2002, there were 3,071,217 shares of common stock of T REIT, Inc. outstanding

================================================================================

                                 T REIT, INC.
                           (A Virginia Corporation)

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                                 PART I

Item 1.   Business.............................................................................   3
Item 2.   Properties...........................................................................  10
Item 3.   Legal Proceedings....................................................................  11
Item 4.   Submission of Matters to a Vote of Security Holders..................................  11

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters................  12
Item 6.   Selected Financial Data..............................................................  14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  16
Item 7(a) Quantitative and Qualitative Disclosures About Market Risk...........................  23
Item 8.   Consolidated Financial Statements and Supplementary Data.............................  24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  47

                                                PART III

Item 10.  Directors and Executive Officers of the Registrant...................................  48
Item 11.  Executive Compensation...............................................................  49
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................  50
Item 13.  Certain Relationships and Related Transactions.......................................  51

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  53

SIGNATURES.....................................................................................  56

                                    PART I

Item 1.  BUSINESS

General

   T REIT, Inc. (the "Company") was formed as a Virginia corporation in December, 1998. On February 22, 2000, the Company commenced a public offering (the "Offering") on a best efforts basis of up to 10,000,000 shares of common stock (the "Shares") at $10.00 per Share, subject to discounts in certain cases, and up to 700,000 Shares at $9.05 per Share pursuant to the Company's Dividend Reinvestment Program ("DRIP"), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of June 28, 2000, the Company had received and accepted subscriptions for the minimum offering of 100,000 Shares or $1,000,000. As of December 31, 2001, the Company had sold 2,433,469 Shares to the public resulting in gross proceeds of approximately $24,267,000 and 37,018 additional Shares pursuant to the DRIP for approximately $335,000 of additional gross proceeds. Triple Net Properties, LLC (the "Advisor"), an affiliated entity, purchased 22,100 Shares for $200,005 preceding the commencement of the Offering.

   The Offering was to be terminated on the earlier of February 22, 2002, or the date on which the maximum number of shares had been sold, but was extended until May 31, 2002 because the Company has not sold the maximum number of shares

   The Registration Statement also includes the Soliciting Dealer Warrants that the Company will offer to sell to NNN Capital Corp., the dealer manager (the "Dealer Manager"), an affiliated entity, of the Offering, at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for every 40 Shares sold during the Offering in states other than Arizona, Missouri, Ohio, or Tennessee. The Dealer Manager may reallow a portion of the Soliciting Dealer Warrants to broker-dealers participating in the Offering, up to a maximum of 250,000 Soliciting Dealer Warrants. Each Warrant entitles the holder to purchase one Share from the Company at a price of $12.00 per Share. As of December 31, 2001, the Company had issued 53,529 Soliciting Dealer Warrants; however, no warrants had been exercised as of December 31, 2001.

Description of Business

   The Company was organized to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail, and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin, and Wyoming. The Advisor has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

   As of December 31, 2001, the Company owned 100% fee simple interests in three shopping centers, two located in Texas and one in Nevada, containing an aggregate of approximately 336,145 square feet of gross leasable area ("GLA"). In addition, the Company owned undivided tenant in common interests in three other buildings, 16.5% and 26%, respectively, in two additional shopping centers in Texas and 40% in an office/distribution building in Nevada. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of December 31, 2001 was 221,751 square feet, and, on a proportionate basis, the Company owned approximately 56,269 square feet of the total GLA in these buildings. As of December 31, 2001, approximately 94% of the total GLA in the Company's six properties was leased.

   The Company is the sole general partner and 100% owner (other than the incentive limited partnership interest owned by the Advisor) of T REIT, L.P., a Virginia limited partnership (the "Operating Partnership"), which was organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

   The Company's principal executive offices are located at 1551 N. Tustin Avenue, Suite 650, Santa Ana, California 92705 and its telephone number is
(877) 888-7348.

Acquisition Strategies

   The Company, through entities owned or controlled directly or indirectly by the Company, acquires and manages office, industrial, retail, and service properties, including neighborhood retail centers and single-user properties leased by generally creditworthy tenants under net leases. It may enter into sale and leaseback transactions, under which it will purchase the property from an entity and lease the property back to such entity under a net lease.

   A majority of properties acquired will be at least 75% leased on the acquisition date. The Company may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. However, when the Company thinks it is prudent, it will incur indebtedness to acquire properties. On properties purchased on an all-cash basis, it may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans will be used to acquire additional properties and increase the Company's cash flow. On November 26, 2001 the Company's Board of Directors voted to amend the policy regarding the use of leverage to increase the limit on aggregate borrowings, both secured and unsecured, from 60% to 70% of the properties' combined fair market value, as determined at the end of each calendar year. As of December 31, 2001, total leverage for all of the Company's properties was approximately 68%. Fair market value will be determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

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

  . and treatment under applicable federal, state and local tax and other laws and regulations.

Property Acquisition

   The Company acquires fee simple and tenant in common interests in real properties and real properties subject to long-term ground leases, although other methods of acquiring a property may be used when advantageous. The Company may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. It may also use wholly owned subsidiaries of the Operating Partnership to acquire properties. Such wholly owned subsidiaries will be formed solely for the purpose of acquiring and/or financing a property or properties.

   The Company has purchased certain tenant-in-common interests in properties whereas the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions.

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

   The Company may incur indebtedness to fund the acquisition and/or operation of its properties. The Company intends to limit its aggregate indebtedness, both secured and unsecured, to no more than 70% of the aggregate of all of its properties' fair market values, as determined at the end of each calendar year. In addition, it does not intend to incur secured indebtedness on a specific property in excess of approximately 80% of such property's fair market value.

Investment Objectives & Policies

General

   The Board of Directors has established written investment and borrowing policies. While it is the Board's responsibility to monitor the administrative procedures, investment operations and performance of the Company and the Advisor to assure such policies are carried out, generally the Board may change such policies at any time without a vote of shareholders. The independent directors review investment policies at least annually to determine that the Company's policies are in the best interests of shareholders and set forth their determinations in the minutes of the board meetings.

   The Company's Articles of Incorporation prohibit the Company from making any loans to its Advisor, directors, officers or any affiliated entities, however, the Company has at present a loan outstanding to an affiliate. Management is not certain how such violation of the Articles of Incorporation will have an impact, if any, on the future operations of the Company.

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

  . or a guaranty for its payments under the lease by a guarantor with a minimum tangible net worth of $10 million.

   A majority of properties acquired will be at least 75% leased on the acquisition date. The Company may acquire some properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. However, when management deems it prudent, the Company will incur indebtedness to acquire properties. On properties purchased on an all-cash basis, the Company may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties and increase its cash flow. The Company does not intend to incur indebtedness in excess of 70% of the aggregate fair market value of all its properties, as determined at the end of each calendar year. Fair market value will be determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

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

Developments During the 2001 Fiscal Year

   During 2001, the Company invested in real estate worth approximately $20,000,000 consisting of approximately $5,830,000 in cash paid and $14,170,000 in notes payable for the acquisition of a shopping center and an undivided tenant in common interest in an industrial/distribution building containing a total GLA of approximately 106,000 square feet. See Item 2 for a more detailed description of these properties.

   The Company also sold a 100%-owned office building containing a total GLA of 17,141 square feet for approximately $1,050,000. See Item 7 for more information about this transaction.

Tax Status

   The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the "Code"). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

Government Regulations

   Many laws and governmental regulations are applicable to the Company's properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

   Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must meet federal requirements for access and use by disabled persons. Although the Company believes that it is in substantial compliance with present requirements of the ADA, none of the Company's properties have been audited, nor have investigations of its properties been conducted to determine compliance. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Company's properties, or restrict the Company's ability to renovate the properties. Management cannot predict the cost of compliance with the

ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow, and ability to satisfy its debt service obligations and pay distributions could be adversely affected.

   Costs of Government Environmental Regulation and Private
Litigation. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances on its properties. These laws could impose liability without regard to whether the Company is responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

   Use of Hazardous Substances by Some of Our Tenants. Some of the Company's tenants routinely handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. Management does not believe that these activities by the Company's tenants will have any material adverse effect on the Company's operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company's properties.

   Other Federal, State and Local Regulations. The Company's properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company's properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its shareholders. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with current regulations. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow, and ability to satisfy its debt service obligations and to pay distributions could be adversely affected.

Business Risks

   All real property investments are subject to some degree of risk. The Company is subject to the general economic environment of the United States and to risks due to a concentration of tenants within the portfolio, a concentration of one type of retail tenant, a concentration of regional economic exposure, and the illiquidity of real estate investments, among other business risks.

   The recession experienced by the United States economy during 2001, further exacerbated by the economic impact of the terrorist attacks in New York and Washington on September 11, 2001, resulted in a slowdown in business activity in the local markets in which the Company's properties are located. The Company has not noticed any significant adverse impact on its operations as a result of these events. The Company believes that the impact of a continuing economic slowdown will be mitigated by the large proportion of the Company's tenants that 1) serve non-discretionary shopping needs, 2) are discount retailers that compete well during economic slowdowns, and 3) are financially strong national tenants able to withstand economic adversity. The Company's operations, however, could be negatively affected by a more severe or prolonged economic downturn.

   The following table presents the Company's risk due to concentration of tenants:

                                               Annualized      % of
                      GLA Occupied             Base Rental  Annualized
                       by Tenant   % of Total  Income From  Total Base
       Tenant           (Sq Ft)    Company GLA   Tenant    Rental Income
       -----------------------------------------------------------------
       Albertson's...    62,433        16%     $  998,928       22%
       H. E. Butt....    65,681        17         478,158       11
       Gold's Gym....    32,383         8         242,873        5
                        -------        --      ----------       --
          Total......   160,497        41%     $1,719,959       38%
                        =======        ==      ==========       ==

   The loss of these tenants or any of the other major tenants of the Company or their inability to pay rent could have a material adverse effect on the Company's business.

   The Company is subject to risk due to a concentration of one type of tenant resulting from grocery stores occupying 128,114 square feet or 33% of the Company's GLA as of December 31, 2001. Annualized base rental income from these stores accounted for 33% of the Company's annualized total base rental income. Business conditions specific to the grocery industry (e.g., mergers, acquisitions, or increased competition) could have an adverse impact on the Company's operations.

   The Company is subject to a concentration of regional economic exposure as 256,590 square feet or 65% of the Company's total GLA is located in the State of Texas. In addition, the remaining 135,824 square feet or 35% of the Company's total GLA is located in the State of Nevada. Regional economic downturns in either state could adversely impact the Company's operations.

   The Company's investments in its properties are relatively illiquid which limits its ability to sell properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company's ability to sell properties. These restrictions on the Company's ability to sell its properties could have an adverse effect on its financial position.

   The Company continues to evaluate the market of available properties and may acquire shopping center, office and other properties when strategic opportunities exist. The Company's ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly-traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management's satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position could be adversely affected.

Employees

   As of December 31, 2001, the Company had no direct employees. All work of the Company is accomplished through the efforts of the Advisor's employees.

Financial Information About Industry Segments

   The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial, retail, and service properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2.  PROPERTIES

   As of December 31, 2001, the Company, through the Operating Partnership, had acquired 100% fee simple interests in three shopping centers, two located in Texas and one in Nevada, containing an aggregate of approximately 336,145 square feet of gross leasable area ("GLA"). In addition, the Company owned undivided tenant in common interests in three other buildings, 16.5% and 26%, respectively, in two additional shopping centers in Texas and 40% in an office/distribution building in Nevada. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of December 31, 2001 was 221,751 square feet, and, on a proportionate basis, the Company owned approximately 56,269 square feet of the total GLA in these buildings. The following table presents a summary of the Company's properties as of December 31, 2001:

                    GLA (1)           Date   Year   Mortgage     Number     Major
     Property       (Sq Ft) % Owned Acquired Built Payable (2) of Tenants Tenant (3)
-------------------------------------------------------------------------------------
Northstar..........  67,560  100.0% 10/26/00 1986  $ 2,900,000     13      Gold's Gym
  Garland, TX

Plaza del Rey...... 125,494   16.5  11/17/00 1975    3,995,000     21     Aaron Rents
  Seguin, TX

Seguin Corners.....  21,000   26.0  11/22/00 1999      545,000     10     Dollar Tree
  Seguin, TX

Thousand Oaks...... 162,864  100.0  12/06/00 1986    8,750,000     17      H. E. Butt
  San Antonio, TX

Pahrump Valley..... 105,721  100.0   5/11/01 1993   12,286,586     14     Albertson's
  Pahrump, NV

Trademark Building.  75,257   40.0   9/04/01 1998    2,700,000      1     Memec, Inc.
                    -------                        -----------     --
 Reno, NV
       Total....... 557,896                        $31,176,586     76
                    =======                        ===========     ==

--------
(1) GLA unadjusted for the Company's percentage undivided tenant in common interest.
(2) Mortgage payable unadjusted for the Company's percentage undivided tenant in common interest.
(3) Tenant occupies largest space of property.

   The following schedule lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 2001. N/A indicates that the property was not owned at the end of the quarter.

    Property                                3/31/01 6/30/01 9/30/01 12/31/01
    ------------------------------------------------------------------------
    Northstar..............................    86%     91%     90%     89%
    Plaza del Rey..........................    82%     82%     82%     82%
    Seguin Corners.........................    95%    100%     98%    100%
    Thousand Oaks..........................    88%     90%     90%     91%
    Pahrump Valley.........................   N/A      98%    100%     98%
    Trademark Building.....................   N/A     N/A     100%    100%

   The following schedule presents aggregate expiring leases for the Company's total portfolio of properties as of December 31, 2001 by number, percentage of total GLA and annual base rent.

                            Total Square      % of
        Year of   Number of  Footage of     Total GLA      Annual Base
         Lease    Expiring    Expiring   Represented by    Rent Under
       Expiration  Leases      Leases    Expiring Leases Expiring Leases
       -----------------------------------------------------------------
        2002.....     7        23,554          4.21%       $  239,584
        2003.....    11        18,208          3.26%          270,877
        2004.....    18        48,152          8.61%          454,168
        2005.....    11        39,291          7.03%          420,586
        2006.....    13        41,935          7.50%          414,778
                     --       -------         -----        ----------
          Total..    60       171,140         30.61%       $1,799,993
                     ==       =======         =====        ==========

Item 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to, or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

   Dividends reinvested pursuant to the DRIP are applied to the purchase of Shares of Common Stock at a price per Share (the "DRIP Price") equal to the greater of (i) $9.05 or (ii) 95% of the Market Price (as defined in the DRIP) until 700,000 Shares have been purchased or the termination of the Offering, whichever occurs first. Thereafter, the Company may in its sole discretion effect additional registrations of Common Stock for use in the DRIP. In any case, the per Share purchase price under the DRIP for such additionally acquired Shares will equal the DRIP Price. As of December 31, 2001, the Company has sold approximately 37,000 Shares of Common Stock amounting to approximately $335,000 pursuant to the terms of the DRIP.

   In addition, effective May 24, 2001 the Company adopted the Share Repurchase Plan (the "Repurchase Plan"), which provides eligible shareholders with limited liquidity by enabling them to sell their Common Stock back to the Company. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his Shares of Common Stock and he must have owned such shares for at least one year.

   The price paid by the Company per repurchased Share of Common Stock during the Offering is $9.05. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from the sale of Shares under the DRIP and limited amounts sold during the Offering.

Shareholders

   As of March 15, 2001, there were 1,314 shareholders of record of the Company.

Distributions

   The Company paid monthly distributions on its Common Stock from August 1, 2000 through April 1, 2001 at a rate of $0.80 per Share per annum. Effective April 1, 2001, the Company increased its monthly distributions to $0.825 per Share per annum.

   The Company declared distributions to shareholders totaling approximately $0.82 per weighted average number of Shares outstanding during the year ended December 31, 2001. For federal income purposes, all such distributions represent a return of capital. Because the Company incurred a net loss, none of the distributions during the year ended December 31, 2001 are taxable to shareholders.

   As of December 31, 2001, the Company's operating activities used net cash of $1,469,058. The Company's ability to pay dividends subsequent to the termination of the Offering on May 31, 2002 will be significantly impacted by the Company's ability to generate positive cash flow from future operations.

Use of Proceeds from Registered Securities

   The Company originally registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-77229) the Offering to the public on a "best efforts" basis of up to 10,000,000 Shares at $10.00 per share, subject to discounts in certain cases; up to 700,000 Shares at $9.05 per Share pursuant to the Company's DRIP; 250,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant; and up to 800,000 Shares issuable pursuant to two stock option plans. The Offering began on February 22, 2000.

   On November 30, 2001, the Company deregistered 5,000,000 of its Shares previously available for distribution on a "best efforts" basis in the Offering, which is the amount of Shares that the Company does not believe can be sold between November 30, 2001, the deregistration date, and May 31, 2002, the offering termination date. With the deregistration of these Shares, the Company is offering a maximum of 6,750,000 shares or $67,500,000 (the adjusted maximum offering amount) as follows: 5,000,000 Shares available for distribution to the public on a "best efforts" basis, 700,000 Shares for distribution under the DRIP, 250,000 Shares issuable in connection with warrants granted to broker-dealers, and 800,000 Shares issuable in connection with options granted under the Company's stock option plans.

   As of December 31, 2001, including the 22,100 Shares sold to and $200,005 received from the Advisor preceding the commencement of the public Offering, the Company has sold the following number of Shares for the following aggregate offering prices:

  .   2,433,469 Shares to the public on a best efforts basis for $24,266,597;
  .      37,018 Shares pursuant to the DRIP for $335,014;
  .          -- Shares pursuant to the exercise of options; and
  .          -- Shares pursuant to the exercise of Soliciting Dealer Warrants,
      ---------
  .   2,470,487 Total Shares for $24,601,611 of gross proceeds
      =========

   From the February 22, 2000 effective date of the Offering through December 31, 2001 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

                                                                       E=Estimated
Type of Expense                                               Amount    A=Actual
---------------                                             ---------- -----------
Sales commissions and fees................................. $2,269,827      A
Finders' fees..............................................         --
Expense reimbursements paid to or for the Dealer Manager...      8,969      A
Other expenses to affiliates...............................    153,360      A
Other expenses to non-affiliates...........................    544,790      A
                                                            ----------
Total expenses............................................. $2,976,946      A
                                                            ==========

   Sales commissions and fees, which include due diligence fee, underwriting discounts and underwriters' expenses were paid to the Dealer Manager, that re-allowed all or a portion of the commissions and expenses to Soliciting Dealers. The net offering proceeds to the Company for the Cumulative Period, after deducting the expenses described in the above table, are approximately $21,625,000.

   For the Cumulative Period, the Company used the net offering proceeds as follows:

                                                            E=Estimated
        Use of Proceeds                           Amount     A=Actual
        ---------------                         ----------- -----------
        Investments in real estate............. $10,841,230      A
        Cash and cash equivalents.............. $ 3,647,159      A
        Net repayment of principal on debt..... $ 2,775,965      A
        Loans secured by real estate........... $ 2,382,579      A
        Working capital........................ $ 1,346,567      E
        Deposits on real estate................ $   631,500      A

Other Uses

   Approximately $150,000 and $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the acquisition of properties during the years ended December 31, 2001 and 2000, respectively. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing money market accounts.

Item 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                                 T REIT, INC.
                           (a Virginia corporation)

                For the years ended December 31, 2001 and 2000
               (not covered by the Independent Auditors' Report)

Selected Financial Data (1)                              2001         2000
-------------------------------------------------------------------------------
Total assets......................................... $45,441,357  $21,571,605
Mortgages payable.................................... $24,737,461  $15,078,808
Total revenue........................................ $ 4,142,782  $   298,621
Net income(loss)..................................... $  (463,632) $  (100,782)
Net Loss per common share, basic and diluted (2)..... $      (.33) $      (.44)
Distributions declared............................... $ 1,145,621  $   149,207
Distributions per common share (2)................... $       .82  $       .65
Funds From Operations (2)(3)......................... $    37,667  $   (62,409)
Funds available for distribution (3)................. $   227,667  $   (66,976)
Cash flows provided by operating activities.......... $(1,469,058) $   278,602
Cash flows (used in) investing activities............ $(7,491,774) $(5,224,483)
Cash flows provided by financing activities.......... $12,359,914  $ 5,193,858
Weighted average number of common shares outstanding,
  basic and diluted..................................   1,398,104      228,269

--------
(1) The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(2) The loss and distributions per share are based upon the weighted average number of common shares outstanding. See Footnote (3) below for information regarding the Company's calculation of FFO. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder's shares.

   For the year ended December 31, 2001, $1,145,621 represented a return of capital. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholder's of at least 90% of its REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(3) One of the Company's objectives is to provide cash distributions to its shareholder's from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income or loss as determined under accounting principles generally accepted in the United States ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO," which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income or loss computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions.

   FFO and funds available for distribution for the year ended December 31, 2001 and 2000 are calculated as follows:

                                                              2001       2000
                                                            ---------  ---------
Net (loss)................................................. $(463,632) $(100,782)
Depreciation and amortization..............................   611,765     38,373
Loss on sale of real estate................................   227,948         --
                                                            ---------  ---------
Funds from operations (a)..................................   376,081    (62,409)
Principal amortization of debt.............................  (148,414)    (4,567)
Deferred rent receivable (b)...............................  (190,000)        --
                                                            ---------  ---------
Funds available for distribution (c)....................... $  37,667  $ (66,976)
                                                            =========  =========

--------
(a) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(b) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(c) Dividends distributed through December 31, 2001 are effectively a return of capital to the investor as the Company has not generated any profits to support such dividends.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The following discussion should be read in conjunction with the Company's financial statements and notes and the "Selected Financial Data" appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2001 and 2000, together with results of operations and cash flows for the years then ended. Comparability of financial information between fiscal years 2001 and 2000, however, is limited in that the Company did not begin significant business operations until the fourth quarter of 2000. Prior to that time the Company was primarily raising capital and establishing a corporate infrastructure to support planned operations.

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

   The comparability of the financial information discussed below was further impacted by acquisitions during 2001 consisting of one shopping center with a GLA of 105,721 square feet and an undivided 40% tenant in common interest in an office building with a GLA of 75,257 square feet. In addition, the Company sold an office building with a GLA of 17,141 square feet.

   The Company was organized in December, 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail, and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a real estate investment trust ("REIT") for federal and state income tax purposes. The Company, through entities owned or controlled directly or indirectly by it, has initially focused on acquiring properties in Texas and Nevada. The Advisor has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

   The recession experienced by the United States economy during 2001, further exacerbated by the economic impact of the terrorist attacks in New York and Washington on September 11, 2001, resulted in a slowdown in business activity in the local markets in which the Company's properties are located. The Company has not noticed any significant adverse impact on its operations as a result of these events. The Company believes that the impact of a continuing economic slowdown will be mitigated by the large proportion of the Company's tenants that 1) serve non-discretionary shopping needs, 2) are discount retailers that compete well during economic slowdowns, and 3) are financially strong national tenants able to withstand economic adversity. The Company's operations, however, could be negatively affected by a more severe or prolonged economic downturn.

   As of December 31, 2001, the Company owned 100% fee simple interests in three shopping centers, two located in Texas and one in Nevada, containing an aggregate of GLA of approximately 336,145 square feet. In addition, the Company owned undivided tenant in common interests in three other buildings, 16.5% and 26%, respectively, in two additional shopping centers in Texas and 40% in an office/distribution building in Nevada. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of December 31, 2001 was 221,751 square feet, and, on a proportionate basis, the Company owned approximately 56,269 square feet of the total GLA in these buildings. As of December 31, 2001, approximately 94% of the total GLA in the Company's six properties was leased.

Results of Operations

  General

   The following discussion, subject to the limits on comparability between the years previously noted, is based primarily on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000. The Company has acquired three shopping centers and three undivided tenant in common interests and acquired and sold one office building through December 31, 2001. None of the property sellers in 2000 or 2001 were affiliates of the Company or the Advisor.

  Acquisitions in 2000

   On September 26, 2000, the Company acquired the Christie Street Office Building, a Class C office building in Lufkin, Texas containing a GLA of 17,141 square feet. The total purchase price of $1,250,000 consisted of $500,000 in cash and a $750,000 note payable to the seller.

   On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, a shopping center in Garland, Texas containing a GLA of 67,560 square feet. The total purchase price of $3,930,000 consisted of $1,235,000 in cash and a $2,695,000 note payable to an affiliate of the seller.

   On December 6, 2000, the Company acquired the Thousand Oaks Shopping Center, a shopping center in San Antonio, Texas containing a GLA of 162,864 square feet. The total purchase price of $13,000,000 consisted of $2,162,500 in cash and a $10,837,500 note payable to an affiliate of the seller.

   The Company also acquired two undivided tenant in common interests in 2000, purchasing Plaza Del Rey Shopping Center, a shopping center in Seguin, Texas, on November 17, 2000 and Seguin Shopping Center, a shopping center also located in Seguin, Texas, on November 22, 2000. Plaza Del Rey's total purchase price of $5,050,000 consisted of $1,055,000 in cash and a $3,995,000 note payable to an affiliate of the seller for which the Company is jointly and severally liable. The Company's percentage of ownership of Plaza Del Rey is 26%. Lake Air Mall--PDR, LLC, whose sole member is NNN Lake Air Mall, L.P., an affiliate of the Advisor, purchased a 19% interest in Plaza Del Rey. Seguin's total purchase price of $2,450,000 consisted of $1,905,000 in cash and a $545,000 note payable to an affiliate of the seller for which the Company is jointly and severally liable. The Company's percentage ownership of Seguin is 16.5%. Lake Air Mall--Seguin, LLC, whose sole member is NNN Lake Air Mall, L.P., an affiliate of the Company's Advisor, purchased a 10% undivided tenant in common interest in Seguin.

  Acquisitions and Dispositions in 2001

   On May 11, 2001, the Company acquired Pahrump Valley Junction Shopping Center, a shopping center in Pahrump, Nevada containing a GLA of 105,721 square feet. The total purchase price of $17,150,000 consisted of $4,750,000 in cash and a $12,435,000 note payable to an unaffiliated third party. The Company borrowed a total of $1,500,000 of the cash portion of the purchase price. Of this amount, the Company borrowed $505,000 from its Advisor and $995,000 from NNN 2004 Notes Program, LLC, an affiliate of its Advisor. The Company paid the two related party notes in full during 2001.

   On September 4, 2001, the Company acquired a 40% undivided tenant in common interest in the Trademark Building, an industrial building containing a GLA of 75,257 square feet situated on a 7.55-acre site in Reno, Nevada. The $2,851,622 purchase price of the tenant in common interest consisted of $1,772,000 in cash and a $1,080,000 note payable for which the Company is jointly and severally liable. The remaining 60% of the Trademark Building was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor.

   On November 13, 2001, the Company sold the Christie Street Office Building to an unaffiliated buyer for $1,050,000, at a net loss of approximately $227,000 before the refund of a $50,000 real estate commission from an affiliate of the Advisor. The Company provided seller financing in the form of a $595,000 note secured by a first deed of trust on the Christie Street Office Building. The Company also guaranteed lease payments in the amount of $20,000 per month for a period of five years under a Master Lease agreement, obligating the Company to make lease payments to the lessor in the event the sub-lessee fails to make the lease payments. The Company would be obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Advisor agreed to indemnify the Company against any future losses under the Master Lease Agreement.

  Refinancing of Properties

   The Company refinanced two properties during 2001. The commercial real estate lending market experienced a slowdown during 2001 due to the recession, general credit quality concerns and the uncertainty caused by the terrorist attacks in New York and Washington on September 11. As a result, the Company experienced some difficulty in refinancing its short-term mortgage loans in a timely manner.

   Northstar Crossing Shopping Center. A final payment of the principal amount of the mortgage loan on Northstar, together with all accrued but unpaid interest, and late charges, if any, was due on or before July 26, 2001; however, pursuant to an agreement with the lender, the Company continued to make payments on the loan according to the original terms. The lender provided the Company with a notice of default dated November 16, 2001 on the original $2,695,000 mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On December 31, 2001, the property was refinanced when the Company obtained a new $2,900,000 mortgage loan. The Company paid the original lender $47,162 in default interest.

   Plaza Del Rey Shopping Center. A final payment of the principal amount of the mortgage loan on Plaza Del Rey, together with all accrued but unpaid interest, and late charges, if any, was due on or before November 16, 2001; however, pursuant to an agreement with the lender, the Company continued to make payments on the loan according to the original terms. The lender provided the Company with a notice of default dated November 16, 2001 on the original $3,995,000 mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On January 4, 2002, the Company received a commitment letter for a $4,900,000 mortgage loan. The Company anticipates completing the refinancing of the property and paying default interest to the original lender in early April, but there can be no assurance that the original lender will continue to exercise forbearance. See "Subsequent Events" for more information regarding the refinancing of this loan.

   Thousand Oaks Shopping Center. A final payment of the principal amount of the mortgage loan on Thousand Oaks, together with all accrued but unpaid interest, and late charges, if any, was due on or before

July 26, 2001; however, pursuant to an agreement with the lender, the Company continued to make payments on the loan according to the original terms. The lender provided the Company with a notice of default dated November 16, 2001 on the original $10,837,500 mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On December 31, 2001, the property was refinanced when the Company obtained a new $8,750,000 mortgage loan. The Company paid the original lender $189,656 in default interest.

  Financial and Operating Results

   As previously noted, rental income, rental expenses, mortgage interest, depreciation and amortization and substantially all of the general and administrative expenses incurred during 2000 were a result of the operations from the three properties and two tenant in common interests acquired at the end of the third quarter and during the fourth quarter of 2000.

   Rental Income. Rental income consists of basic monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $3,934,690 for the year ended December 31, 2001, an increase of $3,684,579 compared to rental income of $250,111 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 that the Company continued to own for the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

   Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $159,582 to $208,092 for the year ended December 31, 2001 from $48,510 for the year ended December 31, 2000. This increase is due primarily to the additional funds held in interest bearing instruments and short-term loans bearing higher rates during the year ended December 31, 2001. This increase was partially offset by decreases in the interest rates on the short-term instruments in which the Company invests. Also included is interest earned on a $950,000 12% short-term first mortgage note outstanding to an affiliate of the Company's Advisor throughout 2001, an additional $430,000 12% rate short-term first mortgage note outstanding to the same party for nine months of 2001, a $258,000 12% rate note receivable secured by the assets of another affiliate of the Company's Advisor outstanding beginning in November 2001 and the $595,000 8.50% first mortgage seller financing note to the non-affiliated buyer of the Christie Street Building also beginning November 2001.

   Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company's properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $1,064,409 to $1,125,047 for the year ended December 31, 2001 from $60,638 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 that the Company continued to own for the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

   General and Administrative Expenses.   General and administrative expenses
consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company's accounting and investor records. These expenses increased by $534,243 to $636,543 for the year ended December 31, 2001 from $102,300 for the year ended December 31, 2000. This increase resulted largely from fees paid to the Company's attorneys and accountants to facilitate the Company's regulatory filings and compliance and to conduct audits of the Company's property acquisitions and the Company. General and administrative expenses have also increased due to the additional work required as the Company moves from a formation stage to an operational stage.

   Depreciation. Depreciation expense increased by $573,392 to $611,765 for the year ended December 31, 2001 from $38,373 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 that the Company continued to own for the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

   Interest Expense. Interest expense consists almost entirely of mortgage interest paid on the Company's properties. Interest expense increased by $1,948,865 to $2,117,069 for the year ended December 31, 2001 from $168,204 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 that the Company continued to own for the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

   Gain (Loss) on Sale of Real Estate. On November 13, 2001, the Company sold the Christie Street Office Building located in Lufkin, Texas to an unaffiliated buyer for $1,050,000, a net loss of approximately $227,000 before the refund of a $50,000 real estate commission from an affiliate of the Advisor.

Liquidity and Capital Resources

  Capital Resources

   At December 31, 2001, the Company had $3,647,159 of cash compared to $248,077 of cash at December 31, 2000 to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company's portfolio.

   The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

   In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income, effective January, 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

   Distributions declared for the year ended December 31, 2001 were $1,145,621 compared to $149,207 for the year ended December 31, 2000. In both years, the full amount of distributions represented a return of capital for federal income tax purposes. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  Cash Flows From Operating Activities

   Net cash used in operating activities was $1,469,059 for the year ended December 31, 2001 compared to net cash provided by operating activities of $278,602 for the year ended December 31, 2000. The primary reason for the decrease in cash provided by operating activities was an increase in accounts receivable, a decrease in accounts payable and accrued expenses, the increase in other assets due to loan fees that were incurred in connection with the refinance of Thousand Oaks and Northstar in December 2001 and the Company's larger net loss from operations attributable to a full year of business operations in 2001.

   The Company expects future cash flows from operating activities to increase substantially due primarily to the City Center West A Building, and NNN Pacific Corporate Park I, LLC acquisitions. See "Subsequent Events."

  Cash Flows From Investing Activities

   Net cash used in investing activities amounted to $7,491,774 for the year ended December 31, 2001 compared to $5,224,483 for the year ended December 31, 2000. The increased use of cash for investing activities resulted primarily from $4,984,856 in real estate investments in 2001 compared to $3,951,243 in 2000 as the Company continued to build its portfolio of properties. In addition the Company issued $688,000 of short-term mortgage loans and notes receivable to related parties and a $595,000 mortgage loan to a non-related party in 2001 compared to the issuance of a $950,000 short-term mortgage loan to a related party in 2000. Partially offsetting the net use of cash in investing activities during 2001 was the $1,050,000 net cash flow received from the sale of the Christie Street Building.

   At December 31, 2001, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after December 31, 2001 are necessary and/or desirable.

  Cash Flows From Financing Activities

   Cash provided by financing activities amounted to $12,359,914 for the year ended December 31, 2001 compared to $5,193,858 for the year ended December 31, 2000. The primary reason for the increase was $16,281,500 raised through the Company's equity offering (net of offering costs) in 2001 compared to $5,343,065 raised in 2000. For the years ended December 31, 2001 and 2000, the Company paid offering costs of $1,709,492 and $1,267,454, respectively. The Company will not continue to incur signigicant offering costs beyond the termination of the Offering on May 31, 2002.

   The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 1.5% of the gross offering proceeds or all organizational and offering expenses (including such selling expenses) which together exceed 15% of the gross offering proceeds. As of December 31, 2001, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

   The weighted average annual interest rates on mortgages payable outstanding at December 31, 2001 and 2000 was approximately 6.8% and 10.2%, respectively. See Note 9 of the Notes to Consolidated Financial Statements (Item 8 of this annual report) for a description of the terms of the mortgages payable.

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

   Although the Company has defaulted on three of its notes payable maturing in 2001, management was successful in refinancing two of these notes in December 2001 and has entered into a loan commitment to refinance the third note in January 2002 (See Note 9). Management believes that, inclusive of proposed future acquisitions (See Note 11), the Company will generate sufficient cash flow in the year ending December 31, 2002 to fund operations and any declared dividends.

   Management also believes that, to the extent, if any, that the Company is not successful in generating operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company's current cash position of $3,647,159 at December 31, 2001 could be used to compensate for cash flow deficits. Accordingly, the Company's continuation in its present form is dependent upon its ability to achieve positive cash flow from operations and secure permanent financing of its real estate properties as needed. Subsequent to December 31, 2001 and through March 15, 2002, the Company has recorded an additional $5,845,000 in gross Offering proceeds.

Subsequent Events

   As of March 15, 2002, the Company had sold a total of 3,015,992 Shares and issued an additional 55,225 Shares to shareholders participating in the DRIP program for total gross proceeds of approximately $30,598,000. In addition, the Company has issued to the Dealer Manager 67,798 Soliciting Dealer Warrants; however, no warrants have been exercised as of March 15, 2001.

   The Company paid distributions of $122,786 and $134,942 to its shareholders in January and February 2002, respectively.

   On January 11, 2002, the Company purchased a 16% tenant in common interest in the County Center Building, a Class A distribution warehouse and office building in Temecula, California containing a GLA of 77,582 square feet, from an affiliated party. The total purchase price of $1,029,000 consisted of $515,000 in cash and a $514,000 note payable for which the Company is jointly and severally liable.

   On March 15, 2002, the Company purchased an 89.125% tenancy in common interest in the City Center West "A" Building, a Class A office building in Las Vegas, Nevada containing a GLA of 105,964 square feet from an unaffiliated third party. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The Company's proportionate total purchase price of $19,313,387 consisted of $7,727,137 in cash and a $11,586,250 note payable for which the Company is jointly and severally liable.

   On March 25, 2002, the Company purchased an approximately 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, six Class A office buildings in Lake Forest, California containing a GLA of 167,486 square feet on a 11.74 acre site, from an unaffiliated third party. The remaining undivided tenant in common interest was purchased by an affiliate of the Advisor, NNN Value Fund 2001, LLC. The total purchase price of NNN Pacific Corporation Park 1, LLC 's proportionate share of the building was $14,237,100 consisting of $4,937,100 in cash and 9,300,000 in debt for which NNN Pacific Corporate Park 1, LLC is jointly and severally liable.

   On February 5, 2002, pursuant to a request by the Advisor on behalf of all tenants in common, the lender agreed to "re-size" the mortgage loan on Sequin Corners from $545,000 to $1,148,700.

   On behalf of all tenants in common, the Advisor has secured a $4,950,000 mortgage loan to refinance Plaza Del Rey. The Company expects this transaction to close in early April and will incur its 16.5% proportionate share of $9,391 of the total of approximately $56,915 in default interest.

   On January 16, 2002, the Company's $258,000 12% note receivable to NNN County Center Drive LLC, an affiliated entity, was paid in full with all applicable interest.

   In January, 2002, the Company loaned $1,925,000 to Rancho Murieta Lodge Partners II, L.L.C. The note was secured by a first mortgage with interest at 6.50% and maturity in February 2002. Rancho Murieta Lodge Partners II L.L.C. used the proceeds to acquire the real estate serving as collateral for the note. The real estate, two of the seven buildings comprising Bowling Green Financial Park in Sacramento, California, was owned by an affiliated company, NNN Value Fund 2000. NNN Value Fund 2000 paid the Company 5.50% in additional interest on the note for a total interest rate of 12%. The Advisor is the manager of NNN Value Fund 2000. On February 12, 2002, Rancho Murieta Lodge Partners II, L.L.C. paid the note in full with all applicable interest.

   On behalf of the Company, the Advisor is currently exploring the purchase of additional properties from unaffiliated third parties.

Impact of Accounting Principles

   In fiscal 2001, the Company adopted Statement on Financial Standards No. 133 "Accounting for Derivatives, Instruments and Hedging Activities" ("SFAS 133"), as amended. Management does not believe that it engages in the activities described under such pronouncement, and therefore the adoption of SFAS 133 had no effect on the Company's consolidated financial statements.

   In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

   Additionally, Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supercedes Statement No. 121., "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discounted operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not determined how the requirements of such pronouncements will affect the Company's future financial statements.

Inflation

   For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of the triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of the triple-net leased properties. As of December 31, 2001, the Company owned some properties subject to triple-net leases.

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

                                                              2002      2003       2004       2005       2006      Thereafter
                                                            --------  --------  ----------  ---------  ---------  ------------
Fixed rate debt............................................ $234,446  $252,000  $  270,911   $291,218   $313,047   $13,843,840
Average interest rate on maturing debt.....................        6%        6%          6%         6%         6%          6.5%
Variable rate debt......................................... $659,175  $141,700  $8,750,000        --         --            --
Average interest rate on maturing debt.....................      6.9%      5.8%        6.5%       -- %       -- %          -- %

   The fair estimated value of the Company's debt approximates its December 31, 2001 carrying amount.

   Approximately $9,550,875, or 39% of the Company's mortgages payable at December 31, 2001, have variable interest rates averaging 6.8%. In comparison, approximately $14,333,375 or 95% of the Company's mortgages payable at December 31, 2000 had variable interest rates averaging 10.2%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report............................................... 26

Consolidated Balance Sheets................................................ 27

Consolidated Statements of Operations...................................... 28

Consolidated Statements of Shareholders' Equity............................ 29

Consolidated Statements of Cash Flows...................................... 30

Notes to Consolidated Financial Statements................................. 31

Schedule III (Real Estate and Accumulated Depreciation).................... 47

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
T REIT, Inc.

   We have audited the accompanying consolidated balance sheet of T REIT, Inc., a Virginia corporation, and subsidiary (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T REIT, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule III entitled "Real Estate and Accumulated Depreciation", when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 15, 2002

                                 T REIT, INC.

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000

                                                                                 2001         2000
                                                                              -----------  -----------
                                   ASSETS
                                   ------
Real estate operating properties:
   Land...................................................................... $ 8,926,043  $ 4,763,737
   Buildings and improvements................................................  26,951,837   15,010,455
   Investment in unconsolidated real estate..................................   1,878,037           --
                                                                              -----------  -----------
                                                                               37,755,917   19,774,192
   Less accumulated depreciation and amortization............................    (594,381)     (38,373)
                                                                              -----------  -----------
                                                                               37,161,536   19,735,819
Cash and cash equivalents....................................................   3,647,159      248,077
Restricted cash..............................................................          --      211,000
Real estate deposits.........................................................     631,500      323,240
Accounts receivable..........................................................     293,163      103,469
Accounts receivable from related parties.....................................     627,000           --
Other assets, net............................................................     698,420           --
Note receivable..............................................................     595,000           --
Notes receivable from related parties........................................   1,787,579      950,000
                                                                              -----------  -----------
                                                                              $45,441,357  $21,571,605
                                                                              ===========  ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Accounts payable and accrued liabilities..................................... $   748,317  $ 1,093,228
Security deposits and prepaid rent...........................................     190,156       95,393
Common stock subscription deposits...........................................          --      211,000
Notes payable................................................................  24,737,461   15,078,808
                                                                              -----------  -----------
                                                                               25,675,934   16,478,429
Commitments and contingencies

Shareholders' equity:
   Common stock, $.01 par value; 10,000,000 shares authorized; 2,470,487 and
     664,271 shares issued and outstanding at December 31, 2001 and 2000,
     respectively............................................................      24,705        6,643
   Additional paid-in capital, net of offering costs of $2,976,946...........  20,305,132    5,187,315
   Accumulated deficit.......................................................    (564,414)    (100,782)
                                                                              -----------  -----------
                                                                               19,765,423    5,093,176
                                                                              -----------  -----------
                                                                              $45,441,357  $21,571,605
                                                                              ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                 T REIT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2001 and 2000

                                                               2001       2000
                                                            ----------  ---------
Revenues
   Rental income........................................... $3,934,690  $ 250,111
   Interest income.........................................    208,092     48,510
                                                            ----------  ---------
                                                             4,142,782    298,621
Expenses
   Rental expenses.........................................  1,125,047     60,638
   General and administrative..............................    636,543    102,300
   Organizational..........................................         --     29,888
   Depreciation and amortization...........................    611,765     38,373
   Interest................................................  2,117,069    168,204
                                                            ----------  ---------
                                                             4,490,424    399,403
Loss on sale of real estate operating properties...........    177,948         --
Equity in earnings of uncolidated real estate operating
  properties...............................................     61,958         --
                                                            ----------  ---------
Net loss................................................... $ (463,632) $(100,782)
                                                            ==========  =========
Basic and diluted loss per common share.................... $    (0.33) $   (0.44)
                                                            ==========  =========
Weighted average number of common shares outstanding, basic
  and diluted..............................................  1,398,104    228,269
                                                            ==========  =========









  The accompanying notes are an integral part of these consolidated financial statements.

                                 T REIT, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended December 31, 2001 and 2000

                                                             Additional
                                        Number of    Par      Paid-in    Accumulated
                                         Shares     Value   Capital, net   Deficit      Total
                                        ---------  -------  ------------ ----------- -----------
BALANCE - January 1, 2000..............       100  $     1  $        99   $      --  $       100
Redemption of common stock.............      (100)      (1)         (99)         --         (100)
Issuance of common stock...............   664,271    6,643    5,336,522          --    5,343,165
Distributions..........................        --       --     (149,207)         --     (149,207)
Net loss...............................        --       --           --    (100,782)    (100,782)
                                        ---------  -------  -----------   ---------  -----------

BALANCE - December 31, 2000............   664,271  $ 6,643  $ 5,187,315   $(100,782) $ 5,093,176
Issuance of common stock............... 1,806,216   18,062   16,263,438          --   16,281,500
Distributions..........................        --       --   (1,145,621)         --   (1,145,621)
Net loss...............................        --       --           --    (463,632)    (463,632)
                                        ---------  -------  -----------   ---------  -----------
BALANCE - December 31, 2001............ 2,470,487  $24,705  $20,305,132   $(564,414) $19,765,423
                                        =========  =======  ===========   =========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 T REIT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 2001 and 2000

                                                                                  2001         2000
                                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................................... $   (463,632) $  (100,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
   Equity in earnings of unconsolidated real estate operating properties.....      (61,958)          --
   Loss on sale of real estate operating properties..........................      227,948           --
   Depreciation and amortization.............................................      611,765       38,373
   Change in operating assets and liabilities:
       Accounts receivable...................................................     (189,694)    (103,469)
       Accounts receivable from related parties..............................     (627,000)          --
       Other assets..........................................................     (716,339)          --
       Accounts payable and accrued liabilities..............................     (344,911)     349,087
       Security deposits and prepaid rent....................................       94,763       95,393
                                                                              ------------  -----------
Net cash provided by (used in) operating activities..........................   (1,469,058)     278,602

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties.................................   (4,984,856)  (3,951,243)
Sale of real estate operating properties.....................................    1,050,000           --
Issuance of note receivable..................................................     (595,000)          --
Issuance of notes receivable from related parties............................     (837,579)    (950,000)
Real estate deposits.........................................................     (308,260)    (323,240)
Investment in unconsolidated real estate.....................................   (1,816,079)          --
                                                                              ------------  -----------
Net cash used in investing activities........................................   (7,491,774)  (5,224,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net..................................   16,281,500    5,343,065
Proceeds from issuance of notes payable......................................   13,150,000           --
Principal payments on notes payable..........................................  (15,925,965)          --
Distributions................................................................   (1,145,621)    (149,207)
                                                                              ------------  -----------
Net cash provided by financing activities....................................   12,359,914    5,193,858
                                                                              ------------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................    3,399,082      247,977

CASH AND CASH EQUIVALENTS -- beginning of year...............................      248,077          100
                                                                              ------------  -----------

CASH AND CASH EQUIVALENTS -- end of year..................................... $  3,647,159  $   248,077
                                                                              ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest.................................................................. $  2,216,120  $    69,153
                                                                              ============  ===========
   Income taxes.............................................................. $     30,674  $        --
                                                                              ============  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate operating properties with debt....................... $ 12,434,618  $15,078,808
                                                                              ============  ===========
Purchase of real estate with accrued liabilities, net of repayments.......... $         --  $   744,141
                                                                              ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 T REIT, INC.

                       NOTES TO CONSOLIDATED STATEMENTS
                For the Years Ended December 31, 2001 and 2000

1.  ORGANIZATION

   T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of December 31, 2001, the Company has three properties, three tenancy in common interests and has entered into several agreements to purchase additional properties (See Note 11). The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly-owned by the Company.

   The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals (See Note 10).

   Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at an Offering price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. The Offering was to be terminated on the earlier of February 22, 2002, or the date on which the maximum number of shares have been sold. Considering that as of December 31, 2001, the Company had sold 2,470,487 shares of its common stock, the Company extended the offering until May 31, 2002. Additionally, the Company deregistered 5,000,000 shares that management did not believe could be sold between February 22, 2002 and May 31, 2002.

   The accompanying consolidated financial statements of the Company have been prepared assuming that the Company continues in its present form. Effective September 26, 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of December 31, 2001, the Company has completed its first full year of operations. However, the Company has not generated sufficient cash flow to support its operations, has an accumulated deficit of approximately $564,414, does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through December 31, 2001 are effectively a return of capital to the investors as the Company has not generated any profits to support such dividends. For the year ended December 31, 2001, the Company has made cash distributions of $1,145,621 and its operating activities used net cash of $1,469,058. The Company's ability to pay dividends subsequent to the termination of the Offering on May 31, 2002 will be significantly impacted by the Company's ability to generate positive cash flow from future operations. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

   Although the Company has defaulted on three of its notes payable maturing in 2001, management was successful in refinancing two of these notes in December 2001 and has entered into a loan commitment to refinance the third note in January 2002 (See Note 9). Management believes that, inclusive of proposed future acquisitions (See Note 11), the Company will generate sufficient cash flow in the year ending December 31, 2002 to fund operations and any declared dividends.

   Management also believes that, to the extent, if any, that the Company is not successful in generating operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company's current cash position of $3,647,159 at December 31, 2001 could be used to compensate for cash flow deficits. Accordingly, the Company's continuation in its present form is dependent upon its ability to achieve positive cash flow from operations and secure permanent financing of its

                                 T REIT, INC.

real estate properties as needed. Subsequent to December 31, 2001 and through March 15, 2002, the Company has recorded an additional $5,845,000 in gross Offering proceeds.

   In the event Management's plans are not attained, the Company's financial condition could be adversely impacted to a material extent.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

   Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the asset's carrying amount is greater than the sum of the future undiscounted cash flows (excluding interest) estimated to be generated by those assets. As of December 31, 2001 and 2000, no indicators of impairment existed and, thus, no impairment losses have been recorded.

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

  Allowance for Uncollectible Receivables

   Management believes that all accounts receivable will be collected by the Company; accordingly, the accompanying consolidated financial statements do not include an allowance for uncollectible accounts.

                                 T REIT, INC.

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2001 and 2000, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

  Other Concentrations

   As of December 31, 2001, the Company has two properties and two tenants in common interests in properties located in the State of Texas. Accordingly, there is a geographic concentration of risk subject to fluctuations in the State's economy. Additionally, Albertson's and H.E. Butt Grocery Co. account for approximately 22% and 11%, respectively, of the Company's annualized base rental income. No other single tenant accounted for a significant portion of the Company's rental income.

  Fair Value of Financial Instruments

   The Company believes that the December 31, 2001 and 2000 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

   The carrying amount of notes receivable, cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

  Rental Income

   Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during "free rent" periods of a lease. Deferred rent is not significant at December 31, 2001 and 2000.

  Income Taxes

   The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income for the year ended December 31, 2000, and effective January 1, 2001, at least 90% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. For the year ended December 31, 2001, the Company incurred franchise taxes in the State of Texas of approximately $70,000. Such taxes incurred for the year ended December 31, 2000 are considered insignificant to the accompanying consolidated financial statements.

                                 T REIT, INC.

  Per Share Data

   The company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share attributable for all periods presented is computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. Diluted loss per share is antidilutive since the Company incurred losses for the years ended December 31, 2001 and 2000.

  Use of Estimates

   The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2001 and 2000, and the revenues and expenses for the years then ended. Actual results could differ from those estimates.

  Stock Options and Similar Equity Instruments

   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

  Recently Issued Accounting Pronouncements

   In fiscal 2001, the Company adopted Statement of Financial Standards No. 133, "Accounting for Derivatives, Instruments and Hedging Activities" ("SFAS 133"), as amended. Management does not believe that it engages in the activities described under such pronouncement, and therefore the adoption of SFAS 133 had no effect on the Company's consolidated financial statements.

   In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

   Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for

                                 T REIT, INC.

obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not determined how the requirements of such pronouncements will affect the Company's future financial statements.

3.  REAL ESTATE OPERATING PROPERTIES

   The Company generally allocates the purchase price between land and buildings at a rate of 90% and 10% for office buildings and 75% and 25% for shopping centers.
   On September 26, 2000, the Company acquired the Christie Street Office Building (the "Christie Building") from an unrelated party, a 17,141 square foot Class C office building in Lufkin, Texas. The purchase price of $1,250,000 consisted of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively. The building was sold on November 13, 2001 as described below.
   On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, located in Garland, Texas containing 67,500 rentable square feet. The purchase price of $3,930,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,235,000 and $2,695,000, respectively. The seller is not affiliated with the Company or the Advisor and the building was 89% occupied at December 31, 2001.
   On December 6, 2000, the Company also acquired the Thousand Oaks Shopping Center, located in San Antonio, Texas containing 162,864 rentable square feet. The purchase price of $13,000,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $2,162,500 and $10,837,500, respectively. The seller is not affiliated with the Company or the Advisor and the building was 91% occupied at December 31, 2001. Through purchases and simultaneous sales, the Company acquired a tenant in common interest in both Plaza Del Rey Shopping Center, a shopping center in Seguin, Texas containing 126,322 rentable square feet, and Seguin Shopping Center, a shopping center in Seguin, Texas containing 21,000 rentable square feet, on November 17, 2000 and November 22, 2000, respectively. Plaza Del Rey's total purchase price of $5,050,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively. Seguin's total purchase price of $2,450,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,905,000 and $545,000, respectively. The Company's percentage of ownership in Plaza Del Rey and Seguin is 16.5% and 26.0%, respectively, and the Company's portion of the purchase price and debt is $833,250 and $659,175 for Plaza Del Rey and $637,000 and $141,700 for Seguin Shopping Center, respectively. Plaza Del Rey and Seguin were 82% and 100% occupied at December 31, 2001, respectively.

   On May 11, 2001, the Company acquired the Pahrump Valley Junction Shopping Center located in Pahrump, Nevada and containing 105,721 rentable square feet. The total purchase price of $17,150,000 consists of cash and a note payable in the amounts of approximately $4,750,000 and $12,400,000, respectively. The Seller is not affiliated with the Company or the Advisor and the building was 99% occupied at December 31, 2001.
   On November 13, 2001, the Company's operating partnership sold the Christie Building for $1,050,000. In connection with the sale, the Company provided seller financing in the form of a promissory note in the amount of $595,000 (See Note 6). The Company further agreed, as part of the sale transaction, to guarantee the lease payment for a period of five years (See Note 15).

                                 T REIT, INC.

   The sale of the Christie Building resulted in an initial loss of approximately $225,000 before a refund of $50,000 in real estate commissions by Triple Net Properties Realty, Inc., an affiliated entity, and a refund from the Advisor of asset management fees of approximately $9,600.

   The Christie Building was disposed of in accordance with the Company's plan to concentrate on larger, institutional quality assets.

   The Company's properties are leased to tenants under operating leases with terms ranging from 3 to 25 years and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent to be received from noncancelable operating leases, excluding tenant reimbursements of certain costs, for each of the next five years ending December 31 and thereafter, are summarized as follows:

    2002....................................................... $ 3,592,000
    2003.......................................................   3,422,000
    2004.......................................................   3,271,000
    2005.......................................................   3,003,000
    2006.......................................................   2,808,000
    Thereafter.................................................  34,225,000
                                                                -----------
                                                                $50,321,000
                                                                ===========

   A certain amount of the Company's rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2001 and 2000, the amount of contingent rent earned by the Company was not significant.

                                 T REIT, INC.

4.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE

   Investments in unconsolidated real estate is related to the acquisition on September 4, 2001 of a 40% undivided tenancy in common interest in the Trademark Building by T REIT - Reno Trademark, L.L.C. ("Reno Trademark"), a wholly owned subsidiary of T REIT, L.P. The property is located in Reno, Nevada and contains 75,257 rentable square feet. The Company uses the equity method of accounting to account for the acquisition and the operations of the Trademark Building. The total purchase price allocated to Reno Trademark was approximately $2,852,000, which consists of cash and a note payable in the amounts of approximately $1,772,000 and $1,080,000, respectively. The remaining 60% of the Trademark Building was purchased by NNN Reno Trademark, L.L.C., an affiliate of the Advisor. The Seller is not affiliated with the Company or the Advisor and Memec, Inc., a subsidiary of Schroder Ventures, a European investment group, is the only tenant with an annual rental income of approximately $748,000.

   Unaudited, condensed, combined historical financial information for the Trademark Building as of and for the one hundred and eight day period ended December 31, 2001 is as follows:

                                                         The     40% of the
                                                      Trademark  Trademark
                                                      Building    Building
                                                      ---------- ----------
    Assets........................................... $7,492,749 $2,997,100
                                                      ========== ==========
    Liabilities......................................  2,700,000  1,080,000
    Equity...........................................  4,792,749  1,917,100
                                                      ---------- ----------
                                                      $7,492,749 $2,997,100
                                                      ========== ==========
    Revenues......................................... $  296,083 $  118,433
    Expenses.........................................    141,187     56,475
                                                      ---------- ----------
                                                      $  154,896 $   61,958
                                                      ========== ==========

   The Company is jointly and severally liable for the entire note in connection with this acquisition in the amount of $2,700,000 (See Note 15).

5.  COMMON STOCK SUBSCRIPTION DEPOSITS

   At December 31, 2000, the Company had subscription deposits of $211,000 in an interest-bearing escrow account, which represents funds from the sale of the Company's common stock under the Registration Statement to residents of Pennsylvania. Pennsylvania law prohibits the disbursement of such funds until at least one million shares are issued by the Company. As of April 30, 2001, the Company reached this threshold and, accordingly, the cash is no longer restricted.

6.  NOTE RECEIVABLE

   In November 2001, the Company advanced $595,000 to the buyer of the Christie Building (See Note 3). The note is secured by a deed of trust, with interest at 8.5% and maturity in December 2006. Interest income earned in connection with this note for the year ended December 31, 2001 was not significant.

7.  NOTES RECEIVABLE FROM RELATED PARTIES

   In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, maturity in June 2001 and is secured by a first mortgage. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the note.

                                 T REIT, INC.

   In addition, the Company advanced $430,000 to W REIT, L.P. in March 2001 subject to the same terms and conditions as the previous note. W REIT, L.P. is planning to refinance such property in 2002 and management believes such refinancing will result in the Company being paid in full.

   During 2000, the Company also advanced W REIT, L.P. $50,000 at 12% and maturity in June 2001. The original notes and the $50,000 advance matured in June 2001 and have been extended through June 30, 2002. As of December 31, 2001, no interest has been paid on the W REIT advance or notes receivable. Accordingly, accrued interest in the amount of approximately $150,000 is included in the accompanying consolidated balance sheets under the caption Notes receivable from related party (see Note 15).

   Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, L.L.C., the advisor to both Western REIT, Inc. and the Company. The Company's directors and officers own less than 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, L.P.

   As of December 31, 2001, the Company also has a note receivable from NNN County Center Drive, LLC ("County Center, LLC"), an affiliated entity, (See
Note 17) in the amount of $258,000. The note was entered into in November 2001, secured by the assets of County Center, LLC with interest at 12% and maturity in January 2002. The entire balance of the note and accrued interest was repaid to the Company in January 2002.

8.  STOCK OFFERING COSTS

   As of December 31, 2001 and 2000, the Company sold 2,470,487 and 664,271 shares of common stock, respectively, including 22,100 shares issued to the Advisor at $9.05 per share in 2000 and 32,374 and 4,644 shares sold under the DRIP (see Note 12) for the years ended December 31, 2001 and 2000, respectively. Aggregate gross proceeds before Offering costs and selling commissions approximate $24,602,000 and $6,611,000 as of December 31, 2001 and 2000, respectively.

   Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of 43 states. In connection with the Offering, the Company incurred approximately $1,267,000 and $1,710,000 of costs related to the issuance and distribution of the Shares for the years ended December 31, 2001 and 2000. Such amount includes a total of approximately $1,567,000 and $615,000 paid to the dealer manager (a related party--See Note
14), principally comprised of sales commissions, underwriting discounts, and certain fees. As described in Note 10, an additional $153,000 and $87,000 was paid to the Advisor as of December 31, 2001 and 2000, respectively.

   The Shares can be offered to affiliates (officers, directors and brokers) at a discounted price of $9.05 per share.

   Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the "Repurchase Plan"), which provides eligible shareholders with limited liquidity by enabling them to sell their Common Stock back to the Company. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his Shares of Common Stock and he must have owned such Shares for at least one year.

   The price paid by the Company per repurchased Share of Common Stock during the Offering is $9.05. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from the sale of Shares under the DRIP and limited amounts sold during the Offering. As of December 31, 2001, the Company had repurchased 1,000 shares under this plan.

                                 T REIT, INC.

9.  NOTES PAYABLE

   Notes payable consists of the following at December 31:

                                                                                2001        2000
                                                                             ----------- -----------
Note payable to an individual, secured by a first deed of trust, fixed
  interest at 9%; principal and interest due in September 2020 (a).......... $        -- $   745,433

Note payable to an affiliate ("lender") of the seller, secured by a first trust deed on the respective property with a variable interest rate at the lender's Composite Commercial paper rate plus 3.5% (10.24% as of
  December 31, 2000): Principal and interest due in July 2001 (b)...........          --   2,695,000

Principal and interest due in June 2001 (b).................................          --  10,837,500

Principal and interest due in November 2001 (b) (c).........................     659,175     659,175

Note payable to a financial institution, secured by a first deed of trust, interest at LIBOR plus 2.25%; principal and interest due in
  September 2003 (d)........................................................     141,700     141,700

Note payable to a life insurance company, secured by a deed of trust, fixed interest at 6.0%; principal and accrued interest due in
  January 2009..............................................................  12,286,586          --

Note payable to a mortgage company, secured by a first deed of trust, fixed interest at 8.2%; principal and accrued interest due in
  January 2012 (e)..........................................................   2,900,000          --

Note payable to a mortgage company, secured by the a first deed of trust, interest at the greater of 6.5% or a spread of one month LIBOR plus
  3.5% floor for the first ninety days. After the ninety days rate will be the greater of 7.5% or a spread of 3.5% over the thirty day LIBOR;
  principal and accrued interest are due in January 2004 (f)................   8,750,000          --
                                                                             ----------- -----------
       Total................................................................ $24,737,461 $15,078,808
                                                                             =========== ===========

--------
(a) During the year ended December 31, 2001, the buyer of the Christie Building assumed the balance of this note (See Note 3).

(b) On November 16, 2001, the Company received a notice of default regarding the three notes in connection with the Northstar, Thousand Oaks and Plaza Del Rey properties, respectively, all maturing during 2001. The Company had to pay default interest to the lender in the amount of approximately
    $47,000 and 190,000 for the Northstar and Thousand Oaks notes, respectively.

(c) The Company owns a 16.5% tenant in common interest in the Plaza Del Rey Property, however, the Company is jointly and severally liable for the entire note payable balance of $3,995,000 (See Note 15). In January 2002, the Company entered into a loan commitment with a financial institution to refinance the note with a $4,900,000 five-year note at a fixed interest rate of 8% and maturity in five years for which the Company will be jointly and severally liable.

(d) The Company only owns a 26% tenancy in common interest in the Seguin Corners Property, however, the Company is jointly and severally liable for the entire note payable balance of $545,000 (See Note 15).

(e) This note is to refinance the original note in connection with the Northstar acquisition. The Company has incurred loan fees of approximately 2.5% on this note.

(f) This note is to refinance the original note in connection with the Thousand Oaks acquisition. The Company has incurred loan fees of approximately 2.5% on this note.

                                 T REIT, INC.

   The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

    2002....................................................... $   894,000
    2003.......................................................     252,000
    2004.......................................................   9,163,000
    2005.......................................................     291,000
    2006.......................................................     313,000
    Thereafter.................................................  13,824,000
                                                                -----------
                                                                $24,737,000
                                                                ===========

10.  ADVISORY FEES

   The Advisor is primarily responsible for managing the Company's day-to-day business affairs and assets and carrying out the board of directors' directives. Several of the Company's officers and directors serve in that same capacity for the Advisor, and own approximately 29% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises thirty-one entities that have invested in properties located in California, Colorado, South Dakota, Nevada, Kansas and Texas.

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

   The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. As of December 31, 2001 and 2000, the fees and cost reimbursements of approximately $153,000 and $87,000, respectively, have been paid by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor. However, the Advisor agreed in accordance to the Registration Statement to reimburse the Company for legal, accounting and certain other costs in excess of 2.5% of gross offering proceeds. As of December 31, 2001, accounts receivable from related parties include approximately $577,000 relating to such reimbursements.

                                 T REIT, INC.

   The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the Shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the Shareholders have received a cumulative 8.25% return. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed. Approximately $157,000 and $106,000 of asset management fees and property management fees were paid to the Advisor by the Company for the year ended December 31, 2001. Such fees were not significant in 2000. However, subsequent to December 31, 2001 the Company was reimbursed by the Advisor for the entire amount of asset management fees.

   Approximately $150,000 and $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company's acquisition of properties during the years ended December 31, 2001 and 2000, respectively.

11.  PROPOSED ACQUISITIONS

   As of December 31, 2001, the Company had escrow and financing deposits in the amount of $81,500 for the proposed acquisition of an undivided tenant in common interest in the City Center West A Building, which was acquired in March 2002 (See Note 17). The Company also had escrow and financing deposits in the amount of $295,000 for the proposed acquisition of an undivided tenant in common interest in the Titan building and the adjoining Titan Plaza (the "Titan Property"). The purchase agreement was entered into in November 2001 between the seller, an unaffiliated entity, and the Advisor. The Titan Property consists of a six-story, 103,763 rentable square foot suburban office building and a single story, 27,765 square foot office building in the city of San Antonio, Texas and is anchored by St. Paul Fire, Marine Insurance and Titan Indemnity Company. The estimated purchase price is $9,242,000. The Property is currently 89% occupied.

   The proposed acquisitions are tenant in common interests in properties whereas the other tenants in common are participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions.

12.  DIVIDEND REINVESTMENT PROGRAM

   Effective with the offering, the Company adopted the Dividend Reinvestment Program (the "DRIP"), which allows Company stockholders to purchase $0.01 par value per share Common Stock ("Common Stock"), through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP.

   Dividends reinvested pursuant to the DRIP are applied to the purchase of shares of Common Stock at a price per share (the "DRIP Price") equal to the greater of (i) $9.05 or (ii) 95% of the Market Price (as defined in the Dividend Reinvestment Program) until 700,000 shares have been purchased or until the termination of the offering, whichever occurs first. Thereafter, the Company may in its sole discretion effect additional registrations of common stock for use in the DRIP. The per share purchase price for any such additionally acquired shares will equal the DRIP Price. The company has sold 32,374 and 4,644 shares of common stock under the DRIP for a total of approximately $293,000 and $42,000 for the years ended December 31, 2001 and 2000, respectively.

13.  STOCK OPTION PLANS

   Effective with the offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan.

                                 T REIT, INC.

   The Independent Director Stock Option Plan provides for the grant of initial and subsequent options. Initial options granted to each director are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director. Subsequent options are options to purchase 5,000 shares of common stock at the applicable option exercise price described below on the date of each annual shareholders' meeting to each independent director so long as the individual is still in office. During the years ended December 31, 2001 and 2000, the Company granted options to purchase 15,000 and 15,000 shares, respectively, to independent directors at an exercise price of $9.05 (the Offering price less the dealer manager's selling commission, marketing support, and due diligence reimbursement fee). Such options vest on the grant date. In May 2001, Debra Kirby declined to stand for reelection as an independent board member and effectively forfeited her 10,000 options. As of December 31, 2001 and 2000, none of the options under the Independent Director Option Plan have been exercised. In addition, in March 2002 James Nance and Warren James resigned from the Company's Board of Directors and effectively forfeited their 20,000 options.

   Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan (the "Officer/Employee Plan"). Acting on the recommendation of the compensation committee, the Board of Directors has the discretion to grant options to officers and employees effective as of each annual shareholders meeting. Options granted under the Officer/Employee Plan must be exercised within 90 days of terminating employment with the Company. In 2000, the Company granted its CEO and President Anthony W. Thompson and its Vice President, Sterling McGregor, options to purchase 45,000 shares, respectively. In 2001, Sterling McGregor terminated his employment with the Company and effectively forfeited the 45,000 options that he received and the Company granted Anthony Thompson an additional 45,000 options. Under the Officer/Employee Plan, options have an exercise price per share of $9.05 and vest two years after the grant date. As of December 31, 2001, none of the options under the Officer/Employee Plan have been exercised. Options granted under both plans described above have a ten-year life.

   A summary of the aggregate stock option activity under both of the above plans during the year ended December 31, 2001 and 2000 is presented below:

                                                                  Shares
                                                                  -------
      Options outstanding -- December 31, 1999...................      --
      Options granted............................................ 105,000
      Options exercised..........................................      --
      Options expired or forfeited...............................      --
                                                                  -------
      Options outstanding -- December 31, 2000................... 105,000 ptions granted.............................................  60,000
      Options exercised..........................................      --
      Options expired or forfeited...............................  55,000
                                                                  -------
      Options outstanding -- December 31, 2001................... 110,000
                                                                  =======
      Options exercisable -- December 31, 2001...................  20,000
                                                                  =======
      Weighted average remaining contractual life (in years) of
        options
        outstanding at year end..................................       9
                                                                  =======

   The weighted average exercise price for options issued and outstanding as of December 31, 2001 and 2000 was $9.05, respectively. The grant-date estimated fair value of options granted in 2001 and 2000 was $1.29 and $1.56 per option, respectively.

   Stock options granted to employees and independent directors are accounted for using the intrinsic value method of APB 25. Under APB 25, there was no compensation expense related to such options for the year ended December 31, 2001.

                                 T REIT, INC.

   If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per share (excluding forfeited stock options described above) would have been as follows for the years ended December 31:

                                                              2001       2000
                                                            ---------  ---------
Net loss, as reported...................................... $(464,000) $(101,000)
                                                            =========  =========
Net loss, pro forma........................................ $(543,000) $(154,000)
                                                            =========  =========
Basic and diluted loss per share, as reported.............. $   (0.33) $   (0.44)
                                                            =========  =========
Basic and diluted loss per share, pro forma................ $   (0.39) $   (0.67)
                                                            =========  =========

   The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on reported net income or loss for future years.

   The fair value was estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the following years:

                                                              2001       2000
                                                            ---------  ---------
Expected life.............................................. 2.0 Years  2.0 years
Estimated volatility.......................................        22%        22%
Risk-free interest rate....................................      2.22%       5.1%
Dividends..................................................      8.25%      8.25%

   Volatility has been estimated based on reviewing the stock-price history of comparable publicly held REITs.

14.  EQUITY SECURITIES

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

   The holder of a warrant is entitled to purchase one share of common stock from the Company at a price of $12.00 per share, at any time from February 22, 2001 to February 2005. A warrant may not be exercised unless the shares to be issued upon the exercise of the warrant have been registered or are exempt from registration in the state of residence of the warrant owner, or if a prospectus required under the laws of such state cannot be delivered to the buyer by the Company. Warrants are not exercisable until one year from the date of issuance. In addition, holders of warrants may not exercise the warrants to the extent such exercise would jeopardize the Company's status as REIT under the federal tax laws.

   The terms of the warrants (including the exercise price, the number and type of securities issuable upon their exercise, and the number of such warrants) may be adjusted pro-rata in the event of stock dividends, subdivisions, combinations and reclassification of shares or the issuance to stockholders of securities entitling

                                 T REIT, INC.

them to purchase shares or securities convertible into shares. The terms of the warrants also may be adjusted if the Company engages in a merger or consolidation transaction or if all or substantially all of the assets are sold. Warrants are not transferable or assignable except by the dealer manager, the broker-dealers participating in the offering, or to individuals who are both officers and directors or licensed representatives of such entities. Exercise of the warrants is governed by the terms and conditions set forth in the dealer manager agreement and in the warrant.

   As of December 31, 2001, the Company had issued 53,529 warrants to soliciting dealers, however, no warrants had been exercised as of that date. The Company applied the fair value method of accounting for the warrants in accordance with SFAS 123 and determined that the impact on the financial statements as of December 31, 2001 was not significant.

   Warrant holders who are not shareholders may not vote on Company matters and are not entitled to receive distributions.

15.  COMMITMENTS AND CONTINGENCIES

   In connection with the sale of the Christie Building (See Note 3), the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Christie Building is a single tenant office building with the current tenant's lease expiring on August 31, 2002. It is not certain that the current tenant will choose to renew the lease. The Advisor has agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001.

   The Company is jointly and severally liable for the entire balance of the note in connection with the acquisition of the Trademark Building (See Note 4). The note is secured by a deed of trust, interest at 30 day LIBOR plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest are due in September 2002. The Company is also jointly and severally liable for the entire note payable balance of $545,000 and $3,995,000 in connection with acquisition of the Seguin Corners property and Plaza Del Rey property, respectively (See Note 9).

   Section 6.4 of Article 6 of the Company's Articles of Incorporation prohibits the Company from making any loans or advances to its Advisor, directors, officers or any affiliated entities, however, the Company has made numerous loans or advances to affiliates. Management is not certain how such violations of the Articles of Incorporation will impact future operations of the Company.

16.  OTHER RELATED PARTY TRANSACTIONS

   On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers include the Advisor, NNN LV 1900 Aerojet Way LLC, and Anthony W. Thompson (collectively the "affiliates"). The Company and the affiliates (collectively the "borrowers") were jointly and severally liable on the loan. The terms of the loan require the borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 per month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to finance a property acquisition by a subsidiary of the Advisor that resulted in acquisition fees of $150,000 paid to the Advisor. All

                                 T REIT, INC.

costs of the loan and the principal repayments were made by the Advisor (See
Note 15). The loan was paid in full on February 7, 2002.

   The Company has purchased certain tenant in common interests in properties whereas the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions.

17.  SUBSEQUENT EVENTS

  Note Receivable

   On January 4, 2002, the Company advanced $2,100,000 to Rancho Murieta Lodge Partners II, L.L.C. ("Rancho Murieta"), an unaffiliated entity, based on a 6.50% note receivable secured by a first deed of trust with interest at 6.50% maturing February 2002. The advance was to facilitate the financing needed by Rancho Murieta to acquire two of the seven buildings comprising the Bowling Green Financial Park in Sacramento, California. Bowling Green Financial Park was owned by, NNN Value Fund 2000, an affiliated entity of the Advisor (See
Note 15). NNN Value Fund 2000 paid the Company an additional 5.50% interest on the note for a total interest rate of 12%. Rancho Murieta paid the Company $175,000 at close of escrow on January 4, 2002 and the balance was paid in full with $25,948 in interest on February 14, 2002.

  Subsequent Acquisitions

  County Center Drive Building

   On January 11, 2002, the Company acquired a 16% tenancy in common interest in the County Center Drive Building from NNN County Center, LLC, an affiliate of the Advisor. The building is a single tenant office/service building located in Temecula, California containing 77,582 rentable square feet and is 100% leased to FFF Enterprises with annual rental income of approximately $521,000. In September 2001, the Company had an escrow deposit in the amount of $258,000 to acquire a tenancy in common interest in the building, however, the deposit was converted to a note payable to the Company and was used by NNN County Center, LLC to acquire 100% of the building for a purchase price of approximately $5,395,000 (See Note 15). The 16% tenancy in common interest in the building was acquired from the affiliate for a purchase price of approximately $1,029,000 and consists of cash and note payable in the amount of approximately $515,000 and $514,000 respectively.

   The Company is jointly and severally liable for the entire note in connection with the acquisition in the amount of $3,210,000. The note is secured by a first deed of trust, interest at six month LIBOR plus 4.125% and maturity is in September 2011.

  City Center West A Building

   On March 15, 2002, the Company also acquired 89.125% tenant in common interest in the City Center West A building. The building is a suburban Class A office building in the city of Las Vegas, Nevada containing 105,964 rentable square feet and is anchored by Sprint Communications Company LP, Citadel Broadcasting Company and Dowling Myers and Helm, LLP. The Property is currently 100% occupied. The Company's portion of the total purchase price of approximately $21,670,000 is approximately $19,313,000 and consists of cash and note payable in the amount of $7,727,137 and $11,586,250, respectively.

   The Company is jointly and severely liable for the entire note in connection with this acquisition in the amount of $13,000,000.

                                 T REIT, INC.

  Independent Directors

   Subsequent to their initial election as independent directors of the Company, James Nance and Warren James purchased ownership interests in affiliates of the Advisor. Owning an interest in an affiliate of the Advisor disqualifies them as being independent under the Company's Articles of Incorporation. The seats on our board of directors held by these former directors have been filled by two new directors who qualify as independent under the Articles of Incorporation.

                                 SCHEDULE III

                                 T REIT, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                  Gross Amount at Which Carried at
                                 Initial Costs to Company                 Close of Period
                           ------------------------------------ ------------------------------------
                                                  Buildings and            Buildings and             Accumulated     Date
  Description*             Encumbrance    Land    Improvements     Land    Improvements     Total    Depreciation Constructed
  ------------             ----------- ---------- ------------- ---------- ------------- ----------- ------------ -----------
Christie Street, TX....... $         0 $  125,193  $ 1,129,944  $        0  $         0  $         0   $      0      1984
North Star, TX............   2,900,000    982,768    2,949,780     982,768    3,110,353    4,093,121     92,712      1986
Plaza Del Rey, TX.........     659,175    209,783      599,403     209,783      580,694      790,477     17,320      1976
Seguin Corner, TX.........     141,700    160,855      472,714     160,855      472,714      633,569     13,637      1999
Thousand Oaks, TX.........   8,750,000  3,285,138    9,855,414   3,285,138    9,876,887   13,162,025    263,488      1986
Pahrump Valley, NV........  12,286,586  4,287,500   12,911,189   4,287,499   12,911,189   17,198,688    207,224      1986
                           ----------- ----------  -----------  ----------  -----------  -----------   --------
                           $24,737,461 $9,051,237  $27,918,444  $8,926,043  $26,951,837  $35,877,880   $594,381
                           =========== ==========  ===========  ==========  ===========  ===========   ========


                                        Maximum Life on Which
                             Date   Depreciation in Latest Income
  Description*             Acquired     Statement is Computed
  ------------             -------- -----------------------------
Christie Street, TX.......   2000                39
North Star, TX............   2000                39
Plaza Del Rey, TX.........   2000                39
Seguin Corner, TX.........   2000                39
Thousand Oaks, TX.........   2000                39
Pahrump Valley, NV........   2001                39



--------
 * All properties are shopping centers with the exception of Christie Street which was an office building that was sold on November 13, 2001.

(a) The changes in total real estate for the year ended December 31, 2001 are as follows:

                                                                    2001
                                                                 -----------
   Balance at beginning of period............................... $19,774,192
   Acquisitions.................................................  17,358,825
   Dispositions.................................................  (1,255,137)
                                                                 -----------
   Balance at end of period..................................... $35,877,880
                                                                 ===========

(b) The changes in accumulated depreciation for the year ended December 31, 2001 are as follows:

                                                                    2001
                                                                 -----------
   Balance at beginning of period............................... $    38,373
   Additions--depreciation expense..............................     593,484
   Deletions--accumulated depreciation related to 2001 disposals     (37,476)
                                                                 -----------
   Balance at end of period..................................... $   594,381
                                                                 ===========

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

   The Company had no relationship with Squar Milner required to be reported under Regulation S-K, Item 304(a)(2) during the two years ended December 31, 1999 and 1998, or the subsequent interim periods prior to and including September 18, 2000.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

   On February 7, 2001, Sterling McGregor resigned as an officer and director of the Company to accept other employment. Also, Debra M. Kirby declined to stand for reelection to the Company's Board of Directors and accordingly her term expired at the May 8, 2001 annual meeting of the Company's shareholders. On March 5, 2002, Warren H. James and James R. Nance resigned from the Company's Board of Directors and D. Fleet Wallace and W. Brand Inlow were appointed to fill their vacancies. Also, in December 2001 William C. Daniel replaced Jack R. Maurer as the Company's Chief Financial Officer. Mr. Maurer remains with the Company as its Secretary and Treasurer. The Company's current officers and directors and their positions and offices with the Company are as follows:

                                                                                       Term of
                 Name                   Age                 Position                   Office
                 ----                   ---                 --------                   ------
Anthony W. Thompson.................... 54  Chairman of the Board of Directors, Chief Since 1999
                                            Executive Officer and President
D. Fleet Wallace....................... 34  Director                                  Since 2002
W. Brand Inlow......................... 47  Director                                  Since 2002
Jack R. Maurer......................... 58  Secretary and Treasurer                   Since 1999
Willliam C. Daniel..................... 43  Chief Financial Officer                   Since 2001

   There are no family relationships between any Directors, Executive Officers or between any Director and Executive Officer.

   Certain information regarding its directors and executive officers is set forth below.

   Anthony W. ("Tony") Thompson is a co-founder of the Advisor, Triple Net Properties, L.L.C., and has been its President since its inception in April 1998. Prior to that time he was co-founder, co-owner, director and officer of a number of real estate investment entities, trading under the name The TMP Companies including the TMP Group, Inc., a full-service real estate investment group founded in 1978. Mr. Thompson has been the President and co-owner of the Dealer Manager, NNN Capital Corp. (formerly Cunningham Capital Corp. and TMP Capital Corp.), since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a Bachelor of Science degree in Economics. Mr. Thompson holds the professional designation of Chartered Life Underwriter and Chartered Financial Consultant from the American College. He is a member of the Sterling College Board of Trustees and UCLA's Athletic Fund Major Gifts Committee.

   D. Fleet Wallace is a principal and co-founder of Greystone Fund, L.P. and Greystone Capital Management, LLC, Greystone Fund's general partner. The Greystone Fund is a professionally managed opportunity fund formed in September 2001 that invests primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Prior to founding Greystone Fund and Greystone Capital Management, from April 1998 to August 2001 Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond.

   W. Brand Inlow is the President of Summit Realty Group, Inc. in Richmond, Virginia, a position he has held since September 2001. Summit Realty operates ten apartment communities in Virginia and North Carolina, and provides acquisition, brokerage, new third-party management, business and consulting services. Mr. Inlow also has established SRG Realty Advisors, LLC to acquire and develop apartment communities. Prior to joining

Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia. He was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999 Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities.

   Jack R. Maurer served as Chief Financial Officer of the Advisor, Triple Net Properties, L.L.C. from April, 1998 through December, 2001. Mr. Maurer continues to serve as the Company's Secretary and Treasurer. Mr. Maurer has over 24 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and Chief Financial Officer of Wescon Properties, where he was involved in finance, accounting and forecasting. He also participated in the development and construction management process, including due diligence, design development, municipal processing, construction, marketing, property management and investor services. Mr. Maurer's previous experience also includes experience with the national accounting firm of Kenneth Leventhal & Company, a leading provider of professional services to owners, developers, builders, operators and financers of real estate. Mr. Maurer received a BS from California University at Northridge in 1973 and is a Registered Operations and Financial Principal with the NASD.

   William C. Daniel succeeded Mr. Maurer as Chief Financial Officer of the Company in December, 2001 and is also the Chief Financial Officer of the Company's Advisor, Triple Net Properties, LLC. Mr. Daniel has over 18 years of executive experience with banks, savings and loan associations, investment management, high tech and Internet companies. Beginning in 1984, he served as Financial Analyst in the Financial Planning & Analysis unit of First Interstate Bank of California. In 1986, Mr. Daniel began service as a Senior Financial Analyst with Great Western Bank in the Corporate Planning Department, where he rose to Vice President. In 1993, Mr. Daniel joined First Interstate Bancorp as Vice President, Mergers and Acquisitions, where he led four bank and savings institution acquisitions. In 1996, Mr. Daniel joined PIMCO Advisors LP, an investment management company as Manager, Financial Planning & Analysis. At PIMCO, Mr. Daniel managed financial analysis, financial applications and MIS areas. In 1998, Mr. Daniel founded Stone Circle Advisors LLC, an investment management and consulting company, and has consulted with a number of emerging Internet and technology companies. Mr. Daniel received a BA and a BBA, cum laude, from the University of Mississippi in 1980 and has an MBA from the Johnson Graduate School of Management at Cornell University in 1983.

Item 11.  EXECUTIVE COMPENSATION

   The Company pays each independent director $1,000 for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof. Officers of the Company who served as directors in 2001 (Messrs. Thompson and McGregor) were not paid fees for serving as directors.

   Under the Company's Independent Director Stock Option Plan, the Company has authorized and reserved a total of 100,000 Shares for issuance to independent directors. The Plan provides for the grant of initial and subsequent options to purchase shares. Initial options are non-qualified stock options to purchase 5,000 Shares at the applicable option exercise price granted to each independent director as of the date such individual becomes an independent director. Subsequent options are options to purchase 5,000 Shares at the applicable option exercise price on the date of each annual shareholders' meeting to each independent director so long as the individual is still in office. In 2001, the Company granted options to purchase 5,000 Shares to each Independent Director under the Independent Directors Stock Option Plan. As of December 31, 2001, such options had not been exercised. As of December 31, 2001, the Company has not granted any additional options under this plan.

   The Company's executive officers are all employees of the Advisor and/or its affiliates. The Company does not pay any of these individuals cash compensation for serving in their respective positions.

Compensation Committee Interlocks and Insider Participation

   During 2001, the following directors served on the Company's Compensation
Committee: Anthony W. Thompson, Debra M. Kirby and Warren H. James. Mr. Thompson also served as Chief Executive Officer and President.

Board Compensation Committee Report on Executive Compensation

   The Compensation Committee has a policy of recommending awards of stock options under the Company's Officer and Employee Stock Option Plan to reward meritorious performance by officers and employees.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of March 15, 2002 regarding the number and the percentage of Shares beneficially owned by: (i) each director; (ii) the CEO and each of the Company's four most highly compensated executive officers other than the CEO if such officers salary and bonus for 2001 exceeded $100,000; (iii) all directors and executive officers as a group; and (iv) as of March 15, 2002, any person known to the Company to be the beneficial owner of more than 5% of the Shares.

                                                             Number of
                                                               Shares    Percent
                                                            Beneficially   of
                 Name of Beneficial Owner                     Owned(1)    Class
                 ------------------------                   ------------ -------
Anthony W. Thompson (2)....................................    22,203     0.72%
D. Fleet Wallace...........................................       -0-        0%
W. Brand Inlow.............................................       -0-        0%
All Directors and Executive Officers as a group............    22,203     0.72%

--------
(1) Beneficial ownership includes outstanding Shares and Shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.

(2) Includes 103 Shares owned by AWT LP, a Limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, L.L.C. a limited liability company controlled by Mr. Thompson. Does not include options to purchase an additional 90,000 shares of which 30,000 are currently exercisable and of which 15,000 will be exercisable in 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Advisor is primarily responsible for managing the Company's day-to-day business affairs and assets and carrying out the Board of Director's directives. Several of the Company's officers and directors serve in that same capacity for the Advisor, and own approximately 29% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises thirty-one entities that have invested in properties located in California, Colorado, South Dakota, Nevada and Kansas.

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

   The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. As of December 31, 2001 and 2000, the fees and cost reimbursements of approximately $153,000 and $87,000, respectively, have been paid by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor. However, the Advisor agreed in accordance to the Registration Statement to reimburse the Company for legal, accounting and certain other costs in excess of 2.5% of gross offering proceeds. As of December 31, 2001, accounts receivable from related parties include approximately $577,000 relating to such reimbursements.

   The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the shareholders have received a cumulative 8.25% return. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed. Approximately $157,000 and $106,000 of asset management fees and property management fees were paid to the Advisor by the Company for the year ended December 31, 2001. Such fees were not significant in 2000. However, subsequent to December 31, 2001 the Company was reimbursed by the Advisor for the entire amount of asset management fees.

   Approximately $150,000 and $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company's acquisition of properties during the years ended December 31, 2001 and 2000, respectively.

   The Company has incurred approximately $1,567,000 and $615,000 of selling commissions due diligence and certain fees paid to NNN Capital Corp., an affiliated entity, owned by Anthony W. Thompson, the CEO of the Company for the years ended December 31, 2001 and 2000, respectively.

   In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, maturity in June 2001 and is secured by a first mortgage. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the note.

   In addition, the Company advanced $430,000 to W REIT, L.P. in March 2001 subject to the same terms and conditions as the previous note. W REIT, L.P. is planning to refinance such property in 2002 and management believes such refinancing will result in the Company being paid in full.

   During 2000, the Company also advanced W REIT, L.P. $50,000 at 12% and maturity in June 2001. The original notes and the $50,000 advance matured in June 2001 and have been extended through June 30, 2002. As of December 31, 2001, no interest has been paid on the W REIT advance or notes receivable. Accordingly, accrued interest in the amount of approximately $150,000 is included in the accompanying consolidated balance sheets under the caption Notes receivable from related party.

   Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, L.L.C., the advisor to both Western REIT, Inc. and the Company. The Company's directors and officers own less than 1% of Western REIT, Inc. In addition, Triple Net Properties, L.L.C. is the general partner of W REIT, L.P.

   As of December 31, 2001, the Company also has a note receivable from NNN County Center Drive, LLC ("County Center, LLC"), an affiliated entity, (See
Note 17) in the amount of $258,000. The note was entered into in November 2001, secured by the assets of County Center, LLC with interest at 12% and maturity in January 2002. The entire balance of the note and accrued interest was repaid to the Company in January 2002.

   On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers include the Advisor, NNN LV 1900 Aerojet Way LLC, and Anthony W. Thompson (collectively the "Affiliates"). The Company and the Affiliates (collectively the "Borrowers") were jointly and severally liable on the loan. The terms of the loan require the Borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 per month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to finance a property acquisition by a subsidiary of the Advisor that resulted in acquisition fees of $150,000 paid to the Advisor. All costs of the loan and the principal repayments were made by the Advisor. The loan was paid in full on February 7, 2002.

   The Company has purchased certain tenant in common interests in properties whereas the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of documents filed:

      (1) The consolidated financial statements of the Company included in this report are set forth in Item 8.

      (2) Financial Statement Schedules:

          The following financial statement schedule for the year ended December 31, 2001 is submitted herewith:

                                                                  Page
                                                                  ----
          Real Estate and Accumulated Depreciation (Schedule III)  45

       All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (3) Exhibits.  The following exhibits are filed as part of this document:

Item
No.                                                 Description
---                                                 -----------
 1.1   Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to
         Amendment No. 2 the Company's Registration Statement on Form S-11 filed on October 13, 1999
         (File No. 333-77229) and incorporated herein by this reference)
 1.2   Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the
         Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229)
         and incorporated herein by this reference)
 3.1   Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company's Registration
         Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
 3.2   Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to
         Amendment No. 3 to the Company's Registration Statement on Form S-11 filed on November 22,
         1999 (File No. 333-77229) and incorporated herein by this reference)
 3.3   Form of By-Laws of the Company (included as Exhibit 3.3 to the Company's Registration Statement on
         Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
 3.4   Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment
         No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-
         77229) and incorporated herein by reference.)
 4.1   Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company's Registration
         Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
 5.1   Opinion of Hunton & Williams (included as Exhibit 5.1 to Amendment No. 4 to the Company's
         Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
 8.1   Opinion of Hunton & Williams as to Tax Matters (included as Exhibit 8.1 to Amendment No. 4 to the
         Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1   Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment
         No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File
         No. 333-77229) and incorporated herein by this reference)

Item
No.                                                 Description
---                                                 -----------
 10.2   Dividend Reinvestment Program (included as Exhibit C to the Company's Prospectus filed as part of the Company's Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and
          incorporated herein by this reference)
 10.3   Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the
          Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229)
          and incorporated herein by this reference)
 10.4   Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the
          Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229)
          and incorporated herein by this reference)
 10.5   Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment
          No. 2 to the Company's Registration Statement on Form S-11 filed on October 13, 1999 (File No.
          333-77229) and incorporated herein by this reference)
 10.6   Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De
          La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
 10.7   Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on
          November 13, 2000 and incorporated herein by this reference)
 10.8   Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on
          December 20, 2000 and incorporated herein by this reference)
 10.9   Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy
          Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective
          Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001
          (File No. 333-772229) and incorporated herein by this reference)
10.10   First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit
          10.10 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed on Form
          S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11   Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple
          Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the
          Company's Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229)
          and incorporated herein by reference)
 23.1   Consent of Hunton & Williams (included in Exhibits 5.1 and 8.1 to Amendment No. 4 to the
          Company's Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229)
          and incorporated herein by this reference)
 23.2   Consent of Haskell & White LLP (included as Exhibit 23.2 to Amendment No. 1 to the Company's
          Registration Statement on Form S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)
 23.3   Consent of Squar, Milner, Reehl & Williamson, LLP (included as Exhibit 23.3 to Amendment No. 6 to the Company's Registration Statement on Form S-11 filed on March 22, 2002 (File No. 333-77229)
          and incorporated herein by this reference.)
 24.1   Powers of Attorney (included on signature page to Amendment No. 1 to the Company's Registration
          Statement on Form S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

Item
No.                                                Description
---                                                -----------
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

      Current Report on Form 8-K/A, dated November 13, 2001, reporting under Items 2 and 7, the requisite financial information concerning the acquisition of the Trademark Building in Reno, Nevada.

   (c) See exhibit index included above.

   (d) None

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 30, 2002 by the undersigned, thereunto duly authorized.

                                               T-REIT, INC.

                                               By:   /s/  ANTHONY W. THOMPSON
                                                   -----------------------------
                                                        Anthony W. Thompson
                                                     Chief Executive Officer,
                                                           President and
                                                       Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                          Title                  Date
            ----                          -----                  ----

  /s/  ANTHONY W. THOMPSON    Chief Executive Officer,      March 30, 2002
-----------------------------   President and Director
     Anthony W. Thompson

   /s/  WILLIAM C. DANIEL     Chief Financial and           March 30, 2002
-----------------------------   Accounting Officer
      William C. Daniel

    /s/  D. FLEET WALLACE     Director                      March 30, 2002
-----------------------------
      D. Fleet Wallace

    /s/   W. BRENT INLOW      Director                      March 30, 2002
-----------------------------
       W. Brent Inlow