Form 10-Q
period 2002-03-31
T REIT INC
filed 2002-05-20
CIK 1077241

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from _______________ to _________________

                             Commission file number
                                    333-77229

                                  T REIT, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)



            Virginia                                    52-2140299
         ---------------                             ----------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 1551 N. Tustin Avenue, Suite 650                     (877) 888-7348
----------------------------------                 --------------------
   Santa Ana, California 92705                  (Registrant's telephone number,
                                                including area code)

                    (Address of principal executive offices)


                                       N/A
                                      -----
                                  (Former name)

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

   As of May 15, 2002, there were 3,733,565 shares of common stock of T REIT,
                                Inc. outstanding.

                                  T REIT, Inc.

                                    Form 10-Q
                  For the quarterly period ended March 31, 2002

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I    Financial Information
  Item 1. Financial Statements                                                         3
          Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
            December 31, 2001                                                          4
          Condensed Consolidated Statements of Operations for the three
            months ended March 31, 2002 and 2001 (Unaudited)                           5
          Condensed Consolidated Statement of Shareholders' Equity for the
            three months ended March 31, 2002 (Unaudited)                              6
          Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (Unaudited)                                  7
          Notes to Condensed Consolidated Financial Statements                         8
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     14
  Item 3. Qualitative and Quantitative Disclosure about Market Risks                  21
Part II   Other Information
  Item 1. Legal Proceedings                                                           22
  Item 2. Changes in Securities and Use of Proceeds                                   22
  Item 3. Defaults upon Senior Securities                                             22
  Item 4. Submission of Matters to a Vote of Security Holders                         22
  Item 5. Other Information                                                           22
  Item 6. Exhibits and Reports on Form 8-K                                            22
  Signatures                                                                          24


                           FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predicts", "should", or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Business Risks" contained in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company's expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

Certain statements we make in this Quarterly Report on Form 10-Q (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for a broader discussion of such risks and uncertainties.

Part I - Financial Information

Item 1.  Financial Statements.

The March 31, 2002 and 2001 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

                                  T REIT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,
                                                                       2002              December 31,
                                                                    (Unaudited)             2001
                                                                    -----------          ------------
ASSETS

Real estate operating properties
     Land                                                           $ 8,926,043          $  8,926,043
     Buildings and improvements                                      26,983,563            26,951,837
     Investments in unconsolidated real estate                       12,471,301             1,878,037
                                                                    -----------          ------------
                                                                     48,380,907            37,755,917
     Less: accumulated depreciation and amortization                   (781,051)             (594,381)
                                                                    -----------          ------------
Total real estate operating properties                               47,599,856            37,161,536

Cash and cash equivalents                                               622,460             3,647,159
Real estate deposits                                                    355,847               631,500
Accounts receivable                                                     320,608               293,163
Accounts receivable from related parties                                170,276               627,000
Other assets, net                                                       791,174               698,420
Notes receivable                                                        594,415               595,000
Notes receivable from related parties                                 1,557,709             1,787,579
                                                                    -----------          ------------
Total assets                                                        $52,012,345          $ 45,441,357
                                                                    ===========          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                               $ 1,062,332          $    748,317
Security deposits and deferred revenue                                  129,732               190,156
Notes payable                                                        24,972,168            24,737,461
                                                                    -----------          ------------
Total liabilities                                                    26,164,232            25,675,934

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 3,173,882 and 2,470,487
    shares issued and outstanding at March 31,
    2002 and December 31, 2001, respectively                             31,738                24,705
  Additional paid-in capital, net of
    offering costs of $3,680,344 and $2,976,946
    at March 31, 2002 and December 31,2001, respectively             26,049,965            20,305,132
  Accumulated deficit                                                  (233,590)             (564,414)
                                                                    -----------          ------------
Total shareholders' equity                                           25,848,113            19,765,423
                                                                    -----------          ------------
Total liabilities and shareholders' equity                          $52,012,345          $ 45,441,357
                                                                    ===========          ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  T REIT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            ----------------------------------
                                                                                  2002               2001
                                                                            ---------------     --------------
Revenues
 Rental Income                                                                 $ 1,295,476          $ 622,340
 Interest Income                                                                   111,090             40,144
                                                                            ---------------     --------------
                                                                                 1,406,566            662,484
                                                                            ---------------     --------------

Expenses
 Rental expenses                                                                   337,436            189,125
 General and administrative                                                        137,851             19,493
 Depreciation and amortization                                                     229,589             96,649
 Interest                                                                          424,999            374,256
                                                                            ---------------     --------------
                                                                                 1,129,875            679,523
                                                                            ---------------     --------------
Income (loss) before equity in earnings of unconsolidated real estate              276,691            (17,039)

Equity in earnings of unconsolidated real estate                                    54,133                --
                                                                            ---------------     --------------
Net income (loss)                                                              $   330,824          $ (17,039)
                                                                            ===============     ==============

Net income (loss) per common share:
                                  Basic                                        $      0.12          $   (0.02)
                                                                            ===============     ==============

                                  Diluted                                      $      0.11          $   (0.02)
                                                                            ===============     ==============
Weighted average number of common shares outstanding:
                                  Basic                                          2,822,185            782,000
                                                                            ===============     ==============

                                  Diluted                                        2,932,185            782,000
                                                                            ===============     ==============


Dividends declared per common share                                            $      0.21          $     .19
                                                                            ===============     ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  T REIT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

                                                            Additional
                                 Number of                   Paid-in        Accumulated
                                  Shares      Par Value      Capital          Deficit           Total
                                 ---------    ---------    -------------    -----------     -------------
BALANCE - December 31, 2001      2,470,487    $  24,705    $ 20,305,132     $ (564,414)     $ 19,765,423
Issuance of common stock, net      703,395        7,033       6,322,499            --          6,329,532
Distributions                          --           --         (577,666)           --           (577,666)
Net income                             --           --              --         330,824           330,824
                                 ---------    ---------    -------------    -----------     -------------
BALANCE - March 31, 2002         3,173,882    $  31,738    $ 26,049,965     $ (233,590)     $ 25,848,113
                                 =========    =========    =============    ===========     =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  T REIT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three Months      Three Months
                                                                   Ended             Ended
                                                                  March 31,         March 31,
                                                                    2002              2001
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $   330,824       $   (17,039)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities
   Equity in net earnings of unconsolidated real estate             (54,133)              --
   Depreciation and amortization                                    229,589            96,649
   Change in operating assets and liabilities:
   Accounts receivable                                              (27,445)           46,072
   Accounts receivable from related parties                         456,724               --
   Other assets                                                    (135,673)          (14,897)
   Accounts payable and accrued expenses                            314,015          (552,744)
   Security deposits & deferred revenue                             (60,424)            5,116
                                                                ------------      ------------
Net cash provided by (used in) operating activities               1,053,477          (436,843)

CASH FLOWS USED IN INVESTING ACTIVITIES
   Real estate property improvements                                (31,726)              --
   Notes receivable                                                     585               --
   Notes receivable from related parties                            229,870          (463,436)
   Real estate deposits                                             275,653          (956,131)
   Investment in unconsolidated real estate                     (10,539,131)              --
                                                                ------------      ------------
Net cash used in investing activities                           (10,064,749)       (1,419,567)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net                    6,329,532         2,297,348
   Proceeds from refinancing notes payable                          298,707               --
   Principal payments on notes payable                              (64,000)           (4,618)
   Distributions to shareholders                                   (577,666)         (152,054)
                                                                ------------      ------------
Net cash provided by financing activities                         5,986,573         2,140,676
                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (3,024,699)          284,266

CASH AND CASH EQUIVALENTS - beginning of period                   3,647,159           248,077
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS - end of period                       $   622,460       $   532,343
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                      $   408,832       $   473,248
                                                                ============      ============

  Taxes                                                         $     1,730       $     1,600
                                                                ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1. ORGANIZATION

T REIT, Inc. (the "Company") was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2002, the Company has acquired four properties and six tenant in common interests (see Note 3). In April, 2002, the Company purchased a tenant in common interest in an additional property (see Note 11). The Company has also sold one property. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

The Company is externally advised by Triple Net Properties, LLC (the "Advisor"), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2002 for an additional one-year term, is subject to successive renewals (see Note 7).

Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company offered for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. On February 22, 2002, the Company deregistered 5,000,000 shares. With the deregistration of these shares, the Company is offering a maximum of 6,750,000 shares as follows: 5,000,000 shares available for distribution to the public on a "best efforts" basis, 700,000 shares for distribution under the dividend reinvestment program, 250,000 shares issuable in connection with warrants granted to broker-dealers, and 800,000 shares issuable in connection with options granted under stock option plans. The Company has extended the Offering through the earlier of (i) May 31, 2002 or (ii) the date on which the maximum number of shares have been sold.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue in its present form. As of December 31, 1999, the Company operated as a development stage enterprise. In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. The Company generated positive cash flow from operating activities during the quarter ended March 31, 2002, however, the Company has an accumulated deficit of approximately $234,000 as of March 31, 2002, does not have a cash reserve dedicated to fund capital expenditures, and historically has been supported by Offering proceeds. As such, all dividends distributed through March 31, 2002 are effectively a return of capital as the Company has not generated sufficient profits to support such dividends. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

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

During the period from March 31, 2002 through May 15, 2002, the Company received approximately $5,765,000 of additional gross Offering proceeds.

2. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of the Company, T REIT, L.P. and the wholly owned subsidiaries of T REIT, L.P.; all material intercompany transactions and account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the Company's Registration Statements, including related Post-Effective Amendments thereof, and its audited December 31, 2001 consolidated financial statements included in Form 10-K.

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

3. REAL ESTATE OPERATING PROPERTIES

The Company's real estate operating properties at March 31, 2002 consist of the following:


                                             Percentage                  Buildings and
                                             Ownership       Land        Improvements         Total
                                             ----------   ----------     -------------    ------------
Northstar Shopping Ctr, TX                       100.0%   $  982,768     $  3,110,353    $  4,093,121
Plaza Del Rey Shopping Ctr, TX                    16.5       209,783          580,694         790,477
Seguin Corners Shopping Ctr, TX                   26.0       160,855          472,714         633,569
Thousand Oaks Shopping Ctr, TX                   100.0     3,285,138        9,908,613      13,193,751
Pahrump Valley Junction Shopping Ctr, NV         100.0%    4,287,499       12,911,189      17,198,688

Investments in unconsolidated real estate (see Note 4)           --               --       12,471,301
                                                          ----------    -------------    ------------
                                                           8,926,043       26,983,563      48,380,907
Accumulated depreciation and amortization                        --          (781,051)       (781,051)
                                                          ----------    -------------    ------------
                                                          $8,926,043     $ 26,202,512    $ 47,599,856
                                                          ==========    =============    ============


4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

Investments in unconsolidated real estate are accounted for using the equity method of accounting and relate to the Company's tenant in common and LLC membership interests described below:

On September 4, 2001, T REIT - Reno Trademark, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot office/distribution building located in Reno, Nevada. The remaining undivided tenant in common interest was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor. The seller was not an affiliate of the Company or the Advisor. The Company's $2,852,000 proportionate share of the total purchase price consisted of $1,772,000 in cash and $1,080,000 in debt. The Advisor is the managing member of NNN Reno Trademark, LLC. The building was 100% occupied as of March 31, 2002.

On January 11, 2002, NNN County Center-12, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building in Temecula, California. The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which purchased the building on September 28, 2001 for a purchase price of $5,395,000. The Company's $1,029,000 proportionate share of the total purchase price consisted of $515,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The building was 100% occupied as of March 31, 2002.

On March 15, 2002, T REIT - City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West "A" Building, a 105,964 square foot office building located in Las Vegas, Nevada. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the City Center West A Building was $21,670,000. The Company's $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC. The building was 94% occupied as of March 31, 2002. Although the Company owns a mathematical majority interest in the property, the fact that the tenant in common owners are jointly and severally liable for the entire loan (See Note
10) creates an element of joint control. For that reason, the Company accounts for its interest using the equity method of accounting.

The Company is jointly and severally liable for the entire amount of the debt in connection with the above acquisitions (see Note 10).

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE - Continued


On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000. NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167, 486 square foot office park located in Lake Forest, California. The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC's proportionate share of the purchase price was $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt. NNN Pacific Corporate Park 1, LLC is jointly and severally liable for the entire amount of debt (see
Note 10). The buildings were 79% occupied as of March 31, 2002.

Unaudited, condensed, combined historical financial information for the Company's equity method investments described above as of and for the quarter ended March 31, 2002 is presented below.



  Real estate operating properties                              $58,095,505
  Other assets                                                      887,554
                                                                -----------
      Total assets                                              $58,983,059
                                                                ===========

  Notes payable secured by real estate operating properties     $34,376,836
  Other liabilities                                                 188,698
                                                                -----------
      Total liabilities                                          34,565,534

      Total equity                                               24,417,525
                                                                -----------
      Total liabilities and equity                              $58,983,059
                                                                ===========

  The Company's equity                                          $12,471,301
                                                                ===========


  Revenues                                                      $   460,362

  Rental and other expenses                                        (136,137)

  Interest expense                                                 (174,430)
                                                                -----------
  Net earnings                                                  $   149,795
                                                                ===========
  The Company's equity in net earnings for the quarter ended
  March 31, 2002                                                $    54,133
                                                                ===========

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

5. NOTES RECEIVABLE FROM RELATED PARTY

As of March 31, 2002, the Company had a total of $1,380,000 in loans outstanding to W REIT, L.P., an affiliated entity, and Brookings Mall-Mandel, LLC, an unaffiliated third-party, (collectively "WREIT"). The Company advanced $900,000 to WREIT in December, 2000, an additional $50,000 during 2000, and $430,000 in March 2001. These loans are evidenced by notes receivable with interest at 12% per year, originally due in June 2001. As of March 31, 2002, the Company had accrued interest of approximately $190,000 on these notes, but no interest had been paid. The Company has granted WREIT an extension through June 30, 2002. WREIT used the proceeds from the loans to retire outstanding debt on the collateral property, and is in the process of refinancing the property. Management believes such refinancing will result in the loans being repaid in full with all applicable interest on or before June 30, 2002.

Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, LLC., the advisor to both Western REIT, Inc. and the Company. The Company's directors and officers own approximately 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, L.P.


6. STOCK OFFERING COSTS

As of March 31, 2002, the Company had sold 3,173,882 shares of common stock, including 22,100 shares issued to the Advisor and 55,224 shares sold under the DRIP at $9.05 per share (see Note 8). Aggregate gross proceeds before Offering costs and selling commissions are approximately $32,161,000.

Pursuant to the Registration Statement discussed in Note 1, the Company is offering the Shares to the residents of forty states. In connection with the Offering, the Company incurred approximately $703,000 of costs related to the issuance and distribution of the Shares during the quarter ended March 31, 2002. Such amount includes a total of approximately $526,000 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by the Company's CEO), and is principally comprised of sales commissions, underwriting discounts, and certain fees. An additional $137,000 was paid to the Advisor.

The Shares can be offered to brokers and the Company's officers and directors at a discounted price of $9.05 per share.

7. ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs it incurs on behalf of the Company. During the quarter ended March 31, 2002, fees and cost reimbursements of approximately $137,000 were paid by the Company to the Advisor from Offering proceeds, and no amounts are currently due the Advisor.

8. DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a Dividend Reinvestment Program (the "DRIP") that allows Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP. As of March 31, 2002, the Company has sold 55,224 shares of common stock under the DRIP for a total of approximately $500,000.

The Company's Board of Directors voted on May 7, 2002 to discontinue the DRIP effective May 31, 2002.

9.  STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan. Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan. As of March 31, 2002, none of the options granted under either of these stock option plans have been exercised.

During March 2002, two members of the Company's Board of Directors resigned and effectively forfeited a total of 20,000 options under the Independent Director Stock Option Plan. No other options were granted or forfeited under either of the above stock option plans during the quarter ended March 31, 2002. As of March 31, 2002, stock options for a total of 110,000 shares were issued and outstanding (net of forfeitures) under both plans.

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

10. COMMITMENTS AND CONTINGENCIES

In connection with the sale of the Christie Street Building, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Christie Street Building is a single tenant office building with the current tenant's lease expiring on August 31, 2002. It is not certain that the current tenant will choose to renew the lease. The Advisor has agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001.

The Company is jointly and severally liable for the entire $2,700,000 balance of the note in connection with the acquisition of the Trademark Building. The note is secured by a deed of trust, interest at the 30 day London Interbank Offered Rate ("LIBOR") plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest are due in September 2002. The Company is also jointly and severally liable for the entire note payable of $3,995,000 in connection with acquisition of the Plaza Del Rey property.

In connection with the acquisition of the County Center Building, the Company's wholly owned subsidiary, NNN County Center Drive - 12, LLC, is jointly and severally liable on the $3,210,000 mortgage loan on the property from Imperial Capital Bank. The loan terms include a variable interest rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September, 2011.

In connection with the acquisition of Seguin Corners Shopping Center, Bank of America allowed an assumption of an existing loan with an original principal amount of $1,735,000. The note was paid down at closing to $545,000 with no exit fee. The note bears a floating interest rate priced at 215 basis points over the 30 day LIBOR rate with a loan maturity date of September 1, 2003. In October 2001, on behalf of all tenants in common, the Advisor requested an increase in the principal balance according to a formula contained in the original loan. On February 5, 2002, Bank of America increased the principal balance outstanding to $1,693,700. Although TREIT-Seguin, LLC owns 26% undivided tenant in common interest in the property, TREIT-Seguin, LLC is jointly and severally liable for the entire amount of the debt.

In connection with the acquisition of the City Center West "A" Building, the Company's wholly owned subsidiary, T REIT - City Center West "A," LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property from Manufacturers Life Insurance Company. The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

In connection with the acquisition of the membership interest in NNN Pacific Corporate Park 1, LLC, such entity is jointly and severally liable on a $15,500,000 mortgage loan on Pacific Corporate Park from CIBC, Inc. The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers' election upon payment of a 0.25% fee upon each extension. The initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR (1.95% at March 25, 2002). After the initial 60-day rate lock period, the borrowers may elect to lock the rate for periods ranging from one to six months at a spread of 3.25% over the applicable LIBOR.

Section 6.4 of Article 6 of the Company's Articles of Incorporation prohibits the Company from making any loans or advances to its Advisor, directors, officers or any affiliated entities, however, the Company has made numerous loans or advances to affiliates. Management is not certain how such violations of the Articles of Incorporation will impact future operations of the Company.

11. SUBSEQUENT EVENTS

On April 17, 2002, T REIT - Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the "Property"), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company. The Company's proportionate share of the Property's purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of March 31, 2002.

                                  T REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

11.  SUBSEQUENT EVENTS - Continued

In connection with the purchase of Plaza del Rey, Fair Oak, LLC, an affiliate of GE Capital Realty Group, Inc., provided a short-term acquisition loan in the amount of $3,995,000. The promissory note evidencing the loan provided for monthly interest-only payments commencing January 1, 2001, at a rate of 3.5% over the GECC Composite Commercial Paper Rate. A final payment of the principal amount of the mortgage loan on Plaza del Rey, together with all accrued but unpaid interest, and late charges, if any, was due on or before November 16, 2001; however, pursuant to an agreement with the lender, the tenants in common continued to make payments on the loan according to the original terms. The lender provided the tenants in common with a notice of default dated November 16, 2001 on the original mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On April 1, 2002, the Advisor, acting on behalf of the tenants in common, secured a $4,950,000 8.00% fixed interest rate first mortgage loan with payments based on a 25-year amortization schedule, due in five years, from Southern National Bank of Houston to refinance the property. The Company's 16.5% proportionate share of this debt is approximately $817,000. The Company is jointly and severally liable with the other tenants in common for the total debt of $4,950,000.

The Company's Board of Directors voted on May 7, 2002 to discontinue the DRIP effective May 31, 2002.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at estimated fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 141, "Business Combinations," was effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001 and establishes new accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's future financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any significant impact on the Company's future financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 is not presently expected to have a significant impact on the Company's future financial statements.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of March 31, 2002 and December 31, 2001, together with the results of operations and cash flows for the quarters ended March 31, 2002 and 2001.

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

Public Offering of Equity Securities/Use of Proceeds

     Pursuant to a registration statement on Form S-11 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company offered for sale up to 10,000,000 shares of its common stock (the "Shares", and collectively the "Offering") at a price of $10 per Share. The Registration Statement was declared effective on February 22, 2000. On February 22, 2002, the Company deregistered 5,000,000 shares. With the deregistration of these shares, the Company is offering a maximum of 6,750,000 shares as follows: (i) 5,000,000 shares available for distribution to the public on a "best efforts" basis, (ii) 700,000 shares for distribution under the dividend reinvestment program, (iii) 250,000 shares issuable in connection with warrants granted to broker-dealers, and (iv) 800,000 shares issuable in connection with options granted under stock option plans. The Company has extended the Offering through the earlier of (i) May 31, 2002 or (ii) the date on which the maximum number of shares have been sold.

     As of March 31, 2002, the Company had sold 3,173,882 shares of common stock. Aggregate gross proceeds before Offering costs and selling commissions approximate $32,161,000. As discussed below, the Company has principally used the net Offering proceeds from the sale of Shares to purchase real estate properties. As of March 31, 2002, the Company had a maximum of approximately $622,000 available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees, other Offering expenses and miscellaneous acquisition expenses. The Company intends to finance property acquisitions with a combination of cash and debt secured by the acquired properties.

Funds From Operations

     Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as funds from operations ("FFO") which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States ("GAAP") less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

     The Company computes FFO in accordance with the April 2002 "White Paper on Funds From Operations," and "National Policy Bulletin" published by NAREIT. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation. However, FFO is not intended to be an alternative to net income or loss as an indicator of the Company's performance, nor to cash flow provided by/used in operating, investing or financing activities (based on GAAP) as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements. Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization and expense accounting policies may differ from entity to entity.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

     The comparability of the financial information discussed below is materially impacted by a number of property transactions during the year ended December 31, 2001 and the quarter ended March 31, 2002. During the year ended December 31, 2001, the Company purchased a 105,721 square foot shopping center and a 40% tenant in common interest in an office/distribution building. The Company also sold a 17,141 square foot office building. Comparability with the quarter ended March 31, 2002 is limited as all of the transactions in 2001 occurred after the quarter ended March 31, 2001. For more information on the Company's acquisitions and dispositions in the year ended December 31, 2001, see the Company's Annual Report on Form 10-K. The Company's acquisitions during the quarter ended March 31, 2002 occurred too late in the quarter or were too small to have a significant impact on income statement comparisons with the quarter ended March 31, 2001. During the quarter ended March 31, 2002, the Company purchased 16% and 89.125% tenant in common interests in a 77,582 square foot office/distribution building and a 105,964 square foot office building, respectively, and also purchased a 38% membership interest in an LLC owning a 60% tenant in common interest in a 167,486 square foot, six-building office park. For more information on the Company's acquisitions and dispositions during the quarter ended March 31, 2002, see "Results of Operations" below and Notes 3 and 4 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Acquisitions

     During the quarter ended March 31, 2002 the Company acquired the following properties. None of the sellers of the properties discussed below are affiliated with the Company or the Advisor.

     On January 11, 2002, the Company's wholly owned subsidiary, NNN County Center-12, LLC, purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building in Temecula, California. The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which purchased the building on September 28, 2001 for a purchase price of $5,395,000. The Company's $1,029,000 proportionate share of the total purchase price consisted of $515,000 in cash and $514,000 in debt. The Company is jointly and severally liable for the entire $3,210,000 loan on the property. The Advisor is the managing member of NNN County Center Drive, LLC. The building was 100% occupied as of March 31, 2002. The tenant in common interest in the County Center Building contributed approximately $8,000 to net income and $12,000 to FFO during the quarter ended March 31, 2002. The Company expects contributions to net income and FFO from the tenant in common interest in the County Center Building of approximately $32,000 and $49,000, respectively, during the remainder of the year ending December 31, 2002.

     On March 15, 2002, the Company's wholly owned subsidiary, T REIT - City Center West A, LLC, purchased an 89.125% undivided tenant in common interest in the City Center West "A" Building, a 105,964 square foot office building located in Las Vegas, Nevada. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the City Center West "A" Building was $21,670,000. The Company's $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Company is jointly and severally liable for the entire $13,000,000 loan on the property. The Advisor is the managing member of NNN City Center West A, LLC. The building was 94% occupied as of March 31, 2002. The purchase of the tenant in common interest in City Center West "A" Building closed too near the end of the quarter ended March 31, 2002 for a significant contribution to net income and FFO. Management expects the tenant in common interest in the City Center West "A" Building to contribute approximately $500,000 to net income and $880,000 to FFO during the year ending December 31, 2002.

     On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000. NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167, 486 square foot office park located in Lake Forest, California. The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC's proportionate share of the purchase price was $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt. NNN Pacific Corporate Park 1, LLC is jointly and severally liable for the total debt of $15,500,000. The buildings were 79% occupied as of March 31, 2002. Management expects the tenant in common interest in the County Center Building to contribute approximately $28,000 to net income and $45,000 to FFO during the year ending December 31, 2002. The purchase of a membership interest in NNN Pacific Corporate Park 1, LLC closed too near the end of the quarter ended March 31, 2002 for a significant contribution to net income and FFO. Management expects the LLC membership interest in the NNN Paciifc Corporate Park, 1, LLC to contribute approximately $500,000 to net income and $880,000 to FFO during the year ending December 31, 2002.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Acquisitions - Continued

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

     The increase in investment in unconsolidated real estate to $12,471,301 as of quarter ended March 31, 2002 from $1,878,037 as of the year ended December 31, 2001 was due to the acquisitions discussed above. In addition the decrease in cash from $3,647,159 as of the year ended December 31, 2001 to $622,460 as of the quarter ended March 31, 2002 was also directly related to the above acquisitions.

Refinancing of Properties

     In connection with the purchase of Seguin Corners Shopping Center, Bank of America allowed an assumption of an existing loan with an original principal amount of $1,735,000. The note was paid down at closing to $545,000 with no exit fee. The note bears a floating interest rate priced at 215 basis points over the 30 day LIBOR rate with a loan maturity date of September 1, 2003. In October 2001, on behalf of all tenants in common, the Advisor requested an increase in the principal balance according to a formula contained in the original loan. On February 5, 2002, Bank of America increased the principal balance outstanding to $1,693,700. TREIT-Seguin, LLC is jointly and severally liable for the entire amount of the debt. For more information, see Note 11 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

     On April 1, 2002, the Advisor, acting on behalf of all tenants in common, refinanced the Plaza del Rey shopping center. Southern National Bank of Houston provided a $4,950,000 8.00% fixed interest rate first mortgage loan with payments based on a 25-year amortization schedule, due in five years. The Company's 16.5% proportionate share of this debt is approximately $817,000. The Company is jointly and severally liable with the other tenants in common for the total debt. For more information, see Note 11 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Financial and Operating Results

     As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions during the year ended December 31, 2001 and the quarter ended March 31, 2002.

Net income was $330,824 or $.11 per fully diluted common share for the quarter ended March 31, 2002 compared to a net loss of $17,039 or $.02 per fully diluted common share for the quarter ended March 31, 2001.

Funds From Operations. As noted in "Funds From Operations" above, management considers FFO to be one measure of the performance of a REIT. FFO were $560,413 for the quarter ended March 31, 2002 compared to FFO of $79,610 for the quarter ended March 31, 2001. The Company's FFO were calculated according to the table below:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       2002          2001

    Net income (loss)                               $  330,824  $  (17,039)
    Add:
    Depreciation and amortization                      229,589      96,649
                                                    ----------  ----------
    Funds from operations                           $  560,413  $   79,610
                                                    ==========  ==========

    Weighted average common shares outstanding -
      fully diluted                                  2,932,185     782,000
                                                    ==========  ==========

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financial and Operating Results - Continued

Rental Income. Rental income consists of basic monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $1,295,476 for the year quarter ended March 31, 2002, an increase of $673,136 compared to rental income of $622,340 for the quarter ended March 31, 2001. This increase is due primarily to the acquisition of the 105,721 square foot Pahrump Valley Junction Shopping Center which added approximately $439,000 to rental income during the quarter ended March 31, 2002. In addition, occupancy rates at the Company's wholly owned Northstar and Thousand Oaks shopping centers increased to 90% during the quarter ended March 31, 2002 from 86% and 88%, respectively, during the quarter ended March 31, 2001.

Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $70,946 to $111,090 for the quarter ended March 31, 2002 from $40,144 for the quarter ended March 31, 2001. This increase is due primarily to approximately $12,600 interest earned on the $595,000 8.5% short-term first mortgage note outstanding to the buyer of the Christie Street Building, approximately $14,400 interest earned on $480,000 12% rate short-term first mortgage note outstanding to W REIT, L.P., an affiliated entity, and approximately $26,000 interest earned on a $1,925,000 12% rate short-term loan to an unaffiliated party which was paid in full during the quarter ended March 31, 2002.

Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company's properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $148,311 to $337,436 for the quarter ended March 31, 2002 from $189,125 for the quarter ended March 31, 2001. This increase is due primarily to the acquisition of the Pahrump Valley Junction Shopping Center which added approximately $77,400 to rental expenses during the quarter ended March 31, 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company's accounting and investor records. These expenses increased by $118,358 to $137,851 for the quarter ended March 31, 2002 from $19,493 for the quarter ended March 31, 2001. This increase resulted largely from an increase of approximately $45,000 in fees paid to the Company's attorneys and an increase of approximately $14,000 in fees paid to the Company's accountants to facilitate the Company's regulatory filings and compliance and to conduct audits of the Company's property acquisitions and the Company. Other miscellaneous general and administrative expenses have also increased as a result of the Company's acquisition of properties.

Depreciation and amortization. Depreciation and amortization expense increased by $132,940 to $229,589 for the quarter ended March 31, 2002 from $96,649 for the quarter ended March 31, 2001. This increase primarily resulted from the acquisition of the 105,721 square foot Pahrump Valley Junction Shopping Center which added approximately $86,600 to depreciation and amortization expense during the quarter ended March 31, 2002.

Interest Expense. Interest expense consists almost entirely of mortgage interest paid on the Company's properties. Interest expense increased by $50,743 to $424,999 for the quarter ended March 31, 2002 from $374,256 for the quarter ended March 31, 2001. This increase primarily resulted from the acquisition of the 105,721 square foot Pahrump Valley Junction Shopping Center which added approximately $222,000 to interest expense during the quarter ended March 31, 2002. This increase, however, was largely offset by the decline in the weighted average interest rate on the Company's variable rate debt to 6.38% during the quarter ended March 31, 2002 from 9.5% during the quarter ended March 31, 2001.

Equity in Earnings of Unconsolidated Real Estate. The Company accounts for its investments in unconsolidated real estate using the equity method of accounting. For the quarter ended March 31, 2002, the Company's equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West "A" Building and Pacific Corporate Park 1, LLC amounted to $54,133. Management expects the Company's equity in the net earnings of these properties to increase significantly during the remainder of 2002 compared to the quarter ended March 31, 2002 as the undivided tenant in common interest in the City Center West "A" Building and the membership interest in Pacific Corporate Park 1, LLC were acquired too near the end of the quarter ended March 31, 2002 to contribute significantly to earnings.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Building and Lease Information

                              As of March 31, 2002


                                                                                   Square Feet
                                                                   ------------------------------------------
     Property Name               Location         Ownership           Total          Leased       Available       Occupancy
                                                      %                                                               %
-------------------------    ------------------   -------------    ------------    -----------    -----------    ------------
Northstar                    Garland, TX             100.00%            67,560          60,500         7,060         90.0%
Plaza Del Rey                Seguin, TX               16.50            126,322         103,225        23,097         82.0
Seguin                       Seguin, TX               26.00             21,455          21,000           455         98.0
Thousand Oaks                San Antonio, TX         100.00            162,864         147,391        15,473         90.0
Pahrump                      Pahrump, TX             100.00            105,721         105,721            -         100.0
Trademark                    Reno, NV                 40.00             75,257          75,257            -         100.0
City Center West A           Las Vegas, NV            89.13            105,964          99,194         6,770         94.0
Pacific Corporate Park       Lake Forest, CA          22.76            166,785         132,324        34,461         79.0
County Center Drive          Temecula, CA             16.00%            77,582          77,582            -         100.0
                                                                   ------------    -----------    -----------    ------------
                                                                       909,510         822,194        87,316         90.4%
                                                                   ============    ===========    ===========    ============



                              As of March 31, 2002

                                               % of Total
                                                 Leased
                                             Square Footage
    Year of        Number     Total Square     Represented      Annual Base
     Lease           of        Footage of          By            Rent Under
  Expiration      Expiring      Expiring        Expiring          Expiring
Remaining 2001     Leases        Leases          Leases            Leases
---------------  ----------  ---------------  --------------  ----------------

    2002                 8         40,625            4.47 %     $   487,256

    2003                19         43,606            4.79           906,515

    2004                28        158,370           17.41         1,497,918

    2005                20        146,181           16.07         2,218,510

    2006                16         56,443            6.21           704,418
                 ----------  ---------------  --------------  ----------------
  Total
  Portfolio             91        445,225           48.95%      $ 5,814,617
                 ==========  ===============  ==============  ================


Liquidity and Capital Resources

     Capital Resources

   At March 31, 2002, the Company had $622,460 of cash to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company's portfolio. Cash and cash equivalents decreased since December 31, 2001 principally as a result of the purchase of real estate operating properties, undivided tenant in common interests and LLC membership interests during the quarter ended March 31, 2002.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Capital Resources - Continued

     The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations, and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of taxable income, effective January, 2001. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

     Cash dividends paid to shareholders increased $425,612 to $577,666 for the quarter ended March 31, 2002 from $152,054 for the quarter ended March 31, 2001. The Company currently pays cash dividends monthly at an annual rate of 8.25%. In both quarters, the full amount of dividends represented a return of capital for federal income tax purposes. Dividends are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

     Cash Flows From Operating Activities

     Net cash provided by operating activities was $1,053,477 for the quarter ended March 31, 2002 compared to net cash used in operating activities of $436,843 for the quarter ended March 31, 2001. Cash flows from operating activities increased largely due to the contributions to cash flow from Pahrump Valley Shopping Center and the 40% and 16% tenant in common interests in the Trademark and County Center Buildings, respectively. As a result, net income increased $347,863 to $330,824 for the quarter ended March 31, 2002 from a net loss of $17,039 for the quarter ended March 31, 2001 and depreciation and amortization increased $132,940 to $229,589 for the quarter ended March 31, 2002 from $96,649 for the quarter ended March 31, 2001. The Company also received $300,000 in reimbursements from the Advisor for offering costs in excess of 2.5% of our gross Offering proceeds.

     Management expects cash flows from operating activities to increase substantially due primarily to the acquisition of 89.125% and 48.5% tenant in common interests in the City Center West "A" Building and Titan Building and Plaza, respectively, and the membership interest in NNN Pacific Corporate Park I, LLC. For more information, see "Acquisitions" above and Notes 4 and 11 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

     Cash Flows Used In Investing Activities

     Net cash used in investing activities amounted to $10,064,749 for the quarter ended March 31, 2002 compared to $1,419,567 for the quarter ended March 31, 2001. The increased use of cash for investing activities resulted primarily from $10,539,131 in real estate investments as the Company continued to build its portfolio of properties during the quarter ended March 31, 2002. In comparison, during the quarter ended March 31, 2001, the Company did not purchase any real estate investments. The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after March 31, 2002 are necessary and/or desirable.

     Cash Flows From Financing Activities

     Cash provided by financing activities amounted to $5,986,573 for the quarter ended March 31, 2002 compared to $2,140,676 for the quarter ended March 31, 2001. The primary reason for the increase was $6,329,532 raised through the Company's equity offering (net of offering costs) during the quarter ended March 31, 2002 compared to $2,297,348 raised during the quarter ended March 31, 2001. Partially offsetting the amount raised through the Company's equity offering was the increase of $425,612 in distributions to shareholders to $577,666 for the quarter ended March 31, 2002 from $152,054 for the quarter ended March 31, 2001. For the quarters ended March 31, 2002 and 2001, the Company paid offering costs of approximately $703,000 and $317,000, respectively. The Company will not continue to incur significant offering costs beyond the termination of the Offering on May 31, 2002.

     The Advisor has agreed to reimburse the Company for all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 2.5% of the gross offering proceeds or all organizational and offering expenses (including such selling expenses) which together exceed 15% of the gross offering proceeds. As of March 31, 2002, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

                                  T REIT, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Cash Flows From Financing Activities - Continued

     The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of equity offerings, debt financings or asset dispositions.

     Management also believes that, to the extent, if any, that the Company is not successful in generating operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company's current cash position of $622,460 at March 31, 2002 could be used to compensate for cash flow deficits. The Company's continuation in its present form is dependent upon its ability to maintain positive cash flow from operations and secure permanent financing for its real estate properties as needed. Subsequent to March 31, 2002 and through May 15, 2002, the Company has recorded approximately $5,765,000 in additional gross Offering proceeds.

Subsequent Events

     On April 17, 2002, T REIT - Titan Plaza, L.P., a wholly owned subsidiary of the Company, acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the "Property"), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story Class B suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the Property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company. The Company's proportionate share of the purchase price was approximately $4,445,995 including $1,535,950 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of March 31, 2002.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at estimated fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 141, "Business Combinations," was effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001 and establishes new accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's future financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any significant impact on the Company's future financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 is not presently expected to a significant impact on the Company's future financial statements.

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

The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                              As of March 31, 2002

                                2002         2003         2004         2005         2006       Thereafter
                             ----------   ----------   ----------   -----------    --------    -----------
Fixed rate debt              $  177,490   $  252,000   $  270,911    $  291,218    $313,047    $13,824,964
Average interest rate on
 maturing debt                    7.43%        7.43%        7.43%         7.43%       7.43%          7.43%

Variable rate debt           $  659,175   $  440,362   $8,750,000          --          --             --
Average interest rate on
 maturing debt                    5.68%        6.00%        6.50%          --          --             --


The estimated fair value of the Company's variable-rate debt approximates its March 31, 2002 carrying amount. Variable-rate debt secured by the Company's properties bears interest at rates ranging from 4.19% to 6.50% as of March 31, 2002 and averaged approximately 6.38% on a weighted average basis during the quarter then ended.

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

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 7 and 8, 2002, the Company held its Annual Meeting of Shareholders at the Company's offices in Santa Ana, California. At the meeting shareholders voted on the election of directors to the Company's Board of Directors and on the ratification of Company's auditors. The shareholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson, D. Fleet Wallace, and W. Brand Inlow, and to ratify the appointment of Squar, Milner, Reehl & Williamson, LLP as the Company's independent auditors for 2002.

         The Company received proxies representing 53.9% of the Company's 2,932,873 shares of common stock outstanding as of February 28, 2002, the record date. The number of votes for, against, abstaining, and withheld were as follows.

      Directors:              For          Against        Abstain     Withheld
      -----------            -----       -----------     ---------   ----------

  Anthony W. Thompson     1,489,685.49     1,511.86      88,457.40         0
  D. Fleet Wallace        1,489,685.49     1,511.86      88,457.40         0
  W. Brand Inlow          1,489,685.49     1,511.86      88,457.40         0

  Ratification of
  Squar, Milner, Reehl
  & Williamson, LLP
  as auditors             1,476,744.90      1,000.00    101,909.85         0


Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The following documents are filed as part of this report:

               Item No.                           Description
               ----------                         -----------
               3.1          Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company's
                            Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-
                            77229) and incorporated herein by reference.

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

               3.4          Amended Bylaws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-
                            77229) and incorporated herein by reference).

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

              10.11         Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty,
                            L.P. and Triple Net Properties, LLC (included as Exhibit 10.11 to Post Effective
                            Amendment No. 8 to the Company's Registration Statement on Form S-11 filed on
                            May 3, 2002 (File No. 333-77229) and incorporated herein by reference).

              10.12         Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net
                            Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

              10.13         Purchase and Sale Agreement dated November ____, 2001, by and between Triple
                            Net Properties, LLC and United States Fidelity and Guaranty Company (included as




                            Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

             (b)     On March 22, 2002, the Company filed a Current Report on Form 8-K dated March 21, 2002 describing the Company's purchase of a tenant in common interest in the City Center West "A"
                     Building in Las Vegas, Nevada. This report also disclosed the following March 5, 2002 events:

                     (i)    The Company accepted the resignations of directors James R. Nance and Warren H. James.
                            Such directors did not have any disagreements with the Company.  They were disqualified under the Company's Articles of Incorporation from serving as independent directors because of owning an interest in affiliates of the Company's Advisor; and

                     (ii)   The Company's Board of Directors  appointed  Messrs. D. Fleet Wallace and W. Brand Inlow to fill the above vacanies on the Board of Directors ; such individuals now comprise the Company's independent directors.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 17, 2002.


                                              T REIT, INC.
                                              (Registrant)

                                              By: /s/ Anthony W. Thompson
                                              ---------------------------
                                              Anthony W. Thompson

                                              President and
                                              Chief Executive Officer

                                              By: /s/ William C. Daniel
                                              ---------------------------
                                              William C. Daniel
                                              Chief Financial Officer

                                  EXHIBIT INDEX

   Item No.                                    Description
  ----------                                 ----------------
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

   10.11   Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple
           Net Properties, LLC (included as Exhibit 10.11 to Post Effective Amendment No. 8 to the Company's
           Registration Statement on Form S-11 filed on May 3, 2002 (File No. 333-77229) and incorporated herein by reference).

   10.12   Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and
           City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on
           May 14, 2002 and incorporated herein by reference).

   10.13   Purchase and Sale Agreement dated November ____, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).