Form 10-Q
period 2002-06-30
T REIT INC
filed 2002-08-14
CIK 1077241

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number
333-77229

T REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2140299

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650
Santa Ana, California 92705	(877) 888-7348

(Address of principal executive offices)	(Registrant’s telephone number, including area code)

N/A

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 31, 2002, there were 4,707,826 shares of common stock of T REIT,
Inc. outstanding.

T REIT, Inc.

Form 10-Q
For the quarterly period ended June 30, 2002

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “should”, or “will” or the negative of these terms or other comparable terminology.  These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

Part I - Financial Information

Item 1.  Financial Statements.

The June 30, 2002 and 2001 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Condensed Consolidated Financial Statements of the Company for the quarter ended March 31, 2002 and the Consolidated Financial Statements of the Company for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

T REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Real estate operating properties
Land	$9,001,043	$8,926,043
Buildings and improvements	26,991,271	26,951,837
Investments in unconsolidated real estate	14,455,499	1,878,037

	50,447,813	37,755,917
Less: accumulated depreciation and amortization	(943,399)	(594,381)

Total real estate operating properties	49,504,414	37,161,536
Cash and cash equivalents	12,206,568	3,647,159
Real estate deposits	—	631,500
Accounts receivable	568,465	293,163
Accounts receivable from related parties	223,971	627,000
Other assets, net	908,272	698,420
Notes receivable	591,479	595,000
Notes receivable from related parties	1,408,448	1,787,579

Total assets	$65,411,617	$45,441,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,216,373	$748,317
Security deposits and deferred revenue	124,550	190,156
Notes payable	25,061,566	24,737,461

Total liabilities	26,402,489	25,675,934
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 and 2,470,487 shares issued and 4,707,826 and 2,470,487 shares outstanding at June 30, 2002 and December 31, 2001, respectively	47,078	24,705
Additional paid-in capital, net of offering costs of $5,575,464 and $2,976,946 at June 30, 2002 and December 31,2001, respectively	38,607,638	20,305,132
Retained earnings (accumulated deficit)	354,412	(564,414)

Total shareholders’ equity	39,009,128	19,765,423

Total liabilities and shareholders’ equity	$65,411,617	$45,441,357

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Revenues
Rental Income	$2,586,086	$1,678,617	$1,290,610	$1,056,277
Interest Income	188,485	91,926	77,395	51,782

	2,774,571	1,770,543	1,368,005	1,108,059

Expenses
Rental expenses	667,674	564,622	330,238	375,497
General and administrative	415,380	144,981	277,529	125,488
Depreciation and amortization	438,014	248,152	208,425	151,503
Interest	901,421	845,155	476,422	470,899

	2,422,489	1,802,910	1,292,614	1,123,387

Income (loss) before equity in earnings of unconsolidated real estate	352,082	(32,367)	75,391	(15,328)
Equity in net earnings of unconsolidated real estate	566,744	—	512,611	—

Net income (loss)	$918,826	$(32,367)	$588,002	$(15,328)

Net income (loss) per common share:
Basic	$0.27	$(0.03)	$0.15	$(0.01)

Diluted	$0.26	$(0.03)	$0.14	$(0.01)

Weighted average number of common shares outstanding:
Basic	3,366,673	933,579	3,937,623	1,085,042

Diluted	3,574,201	933,579	4,158,901	1,085,042

Dividends declared per common share	$0.30	$.40	$0.18	$0.21

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002
(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital, net	Retained Earnings (Accumulated Deficit)	Total

BALANCE - December 31, 2001	2,470,487	$24,705	$20,305,132	$(564,414)	$19,765,423
Issuance of common stock, net	2,237,339	22,373	19,712,763	—	19,735,136
Distributions	—	—	(1,410,257)	—	(1,410,257)
Net income	—	—	—	918,826	918,826

BALANCE - June 30, 2002	4,707,826	$47,078	$38,607,638	$354,412	$39,009,128

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$918,826	$(32,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in net earnings of unconsolidated real estate	(566,744)	—
Depreciation and amortization	438,014	248,152
Change in operating assets and liabilities:
Accounts receivable	(275,302)	(249,468)
Accounts receivable from related parties	403,029	—
Other assets	(298,848)	(197,380)
Accounts payable and accrued expenses	468,056	(216,031)
Security deposits and deferred revenue	(65,606)	40,999

Net cash provided by (used in) operating activities	1,021,425	(406,095)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of real estate properties	(75,000)	(4,774,274)
Real estate property improvements	(39,434)	—
Notes receivable	3,521	—
Notes receivable from related parties	379,131	(430,000)
Real estate deposits	631,500	13,240
Investment in unconsolidated real estate	(12,010,718)	—

Net cash (used in) investing activities	(11,111,000)	(5,191,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	19,735,136	5,632,134
Proceeds from refinancing notes payable	456,237	1,500,000
Principal payments on notes payable	(132,132)	(550,615)
Distributions to shareholders	(1,410,257)	(377,500)

Net cash provided by financing activities	18,648,984	6,204,019

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,559,409	606,890
CASH AND CASH EQUIVALENTS - beginning of period	3,647,159	248,077

CASH AND CASH EQUIVALENTS - end of period	$12,206,568	$854,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$980,753	$944,206

Taxes	$1,730	$1,600

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

1.   ORGANIZATION

T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  The Company is in the business of acquiring existing office, industrial, retail and service properties located in  several states.  As of June 30, 2002, the Company has acquired four properties and seven tenant in common interests (see Note 3).   The Company has also sold one property.  The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company.  The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2002 for an additional one-year term, is subject to successive renewals (see Note 7).

Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Offering”) at a price of $10 per share and additional shares for other purposes as described below.  The Registration Statement was declared effective on February 22, 2000.  On February 22, 2002, the Company deregistered 5,000,000 of the shares available for sale to the public. With the deregistration of these shares, the Company was offering a maximum of 6,750,000 shares as follows:  5,000,000 shares available for distribution to the public on a “best efforts” basis, 700,000 shares for distribution under the dividend reinvestment program, 250,000 shares issuable in connection with warrants granted to broker-dealers, and 800,000 shares issuable in connection with options granted under stock option plans.   The Company subsequently extended the Offering through May 31, 2002.  The Offering terminated on May 31, 2002 with approximately 4,720,000 shares sold and the Registration Statement was amended to withdraw the remaining unsold shares from registration.

As of December 31, 1999, the Company operated as a development stage enterprise.  In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations.  The Company generated positive cash flow from operating activities during the quarters ended March 31, 2002 and June 30, 2002.   Approximately 35% of dividends distributed during the six months ended June 30, 2002 are effectively a return of capital as the Company has not generated sufficient profits to support the full $1,410,257 in dividends paid during the six months ended June 30, 2002.  All dividends distributed from inception to December 31, 2001 also represent a return of capital. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2002 to fund operations and any declared dividends.  Management expects future annualized dividends to approximate $3.9 million per year, subject to any changes in dividend policy mandated by the board of directors consistent with the Company’s intent to maintain its REIT status.  Management also believes that, to the extent (if any) that the Company is not successful in generating sufficient cash flow to meet certain operating requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company’s continuation in its present form is dependent upon the ability to generate sufficient positive cash flow from operations and secure permanent financing of certain real estate properties. In the event that management’s plans are not achieved, the Company’s financial condition could be adversely affected to a material extent.

2.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of the Company, T REIT, LP and the wholly owned subsidiaries of T REIT, LP; all material intercompany transactions and account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, certain information and disclosures have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature.  The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the Company’s audited December 31, 2001 consolidated financial statements included in Form 10-K previously filed with the Securities and Exchange Commission.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

3.   REAL ESTATE OPERATING PROPERTIES

The Company’s real estate operating properties at June 30, 2002 consist of the following:

	Percentage Ownership		Buildings and Improvements
		Land		Total

Northstar Shopping Ctr, TX	100.0%	$982,768	$3,113,121	$4,095,889
Plaza Del Rey Shopping Ctr, TX	16.5	209,783	605,398	815,811
Seguin Corners Shopping Ctr, TX (See Note 11)	26.0	160,855	472,714	633,569
Thousand Oaks Shopping Ctr, TX	100.0	3,285,138	9,881,862	13,167,000
Pahrump Valley Junction Shopping Ctr, NV	100.0	4,287,499	12,911,189	17,198,688
Titan Building & Titan Plaza Adjacent Land, TX	100.0%	75,000	6,987	81,987
Investments in unconsolidated real estate (see Note 4)		—	—	14,455,499

		9,001,043	26,991,271	50,447,813
Less: accumulated depreciation and amortization		—	(943,399)	(943,399)

		$9,001,043	$25,967,872	$49,504,414

4.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

Investments in unconsolidated real estate are accounted for using the equity method of accounting and relate to the Company’s tenant in common and LLC membership interests described below:

On September 4, 2001, T REIT - Reno Trademark, LLC, a wholly owned subsidiary of T REIT, L.P.,  purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot office/distribution building located in Reno, Nevada. The remaining undivided tenant in common interest was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor. The seller was not an affiliate of the Company or the Advisor. The Company’s $2,852,000 proportionate share of the total purchase price consisted of $1,772,000 in cash and $1,080,000 in debt.   The Advisor is the managing member of NNN Reno Trademark, LLC.  The building was 100% occupied as of June 30, 2002.

On January 11, 2002, NNN County Center-12, LLC, a wholly owned subsidiary of T REIT, L.P.,  purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building in Temecula, California.  The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which purchased the building on September 28, 2001 for a purchase price of $5,395,000.  The Company’s $1,029,000 proportionate share of the total purchase price consisted of $515,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The building was 100% occupied as of June 30, 2002.

On March 15, 2002, T REIT - City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West “A” Building, a 105,964 square foot office building located in Las Vegas, Nevada.  The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC.  The seller was not an affiliate of the Company or the Advisor.  The total purchase price for the City Center West A Building was $21,670,000.  The Company’s $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC. The building was 91% occupied as of June 30, 2002.

On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000.  NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167, 486 square foot office park located in Lake Forest, California.  The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC’s proportionate share of the purchase price was $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt. NNN Pacific Corporate Park 1, LLC is jointly and severally liable for the entire amount of debt (see Note 10).  The buildings were 87% occupied as of June 30, 2002.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

4.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE - Continued

On April 17, 2002, T REIT – Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the “Property”), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company.  The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company.  The Company’s proportionate share of the Property’s purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of June 30, 2002.

The Company is jointly and severally liable for the entire amount of the debt in connection with the above acquisitions (see Note 10).

An unaudited, condensed, combined historical balance sheet for the Company’s equity method investments described above is presented below.

June 30, 2002

Real estate operating properties	$58,285,126
Other assets	2,553,037

Total assets	$60,838,163

Notes payable secured by real estate operating properties	$34,129,396
Other liabilities	470,422

Total liabilities	34,599,818
Total equity	26,238,345

$60,838,163

The Company’s equity	$14,455,499

Unaudited, condensed, combined historical income statements for the Company’s equity method investments described above are presented below.

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002

Revenues	$2,030,909	$1,570,547
Rental and other expenses	508,061	371,924
Interest expense	484,084	309,654

Net earnings	$1,038,764	$888,969

The Company’s equity in net earnings	$566,744	$512,611

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

5.   NOTES RECEIVABLE FROM RELATED PARTY

As of June 30, 2002, the Company had a total of $1,380,000 in loans outstanding to W REIT, L.P., an affiliated entity, and Brookings Mall-Mandel, LLC, an unaffiliated third-party, (collectively “WREIT”). The Company advanced $900,000 to WREIT in December, 2000, an additional $50,000 during 2000, and $430,000 in March 2001. These loans were combined into and are evidenced by one mortgage note receivable with interest at 12% per year, originally due in June 2001.  All interest payments on this loan were current as of June 30, 2002.  The Company has granted WREIT several extensions on this note, the most recent of which extended the maturity date from June 30, 2002 to September 30, 2002. WREIT used the proceeds from the original loans to retire outstanding debt on the collateral property, and is in the process of refinancing the property.  Management believes such refinancing will result in the loan being repaid in full with all applicable interest on or before September 30, 2002.

Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, LP, and the president and beneficial owner of approximately 34% of Triple Net Properties, LLC, the advisor to both Western REIT, Inc. and the Company. The Company’s directors and officers own approximately 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, LP

On July 30, 2002, President Bush signed into law the Sarbanes – Oxley Act of 2002 (the “Act”).  Under the provisions of the Act, direct or indirect loans to or for any director or executive officer of a public company outstanding on July 30, 2002 may not be renewed after July 29, 2002; nor may there be any material modification of any of a loan's terms (to the benefit of the debtor) after July 29, 2002.  In the opinion of management, subject to the implementation of the Act’s provisions, including any grace periods or “grandfathering” provisions, enforcement of the Act may prevent any further extensions of the due date of the Company's mortgage note receivable from WREIT beyond September 30, 2002.

6.   EQUITY TRANSACTIONS AND OFFERING COSTS

At the conclusion of its Offering, the Company had sold 4,720,176 shares of common stock at $10.00 per share, including 22,100 shares issued to the Advisor and 69,676 shares sold under the Dividend Reinvestment Program (the “DRIP”) at $9.05 per share (see Note 8).  Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000.

In connection with the Offering, the Company incurred approximately $1,895,000 of costs related to the issuance and distribution of Shares during the quarter ended June 30, 2002.  Such amount includes a total of approximately $1,535,000 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by the Company’s CEO), and is principally comprised of sales commissions, underwriting discounts, and certain fees.  In addition, approximately $283,000 was paid to the Advisor.

As of June 30, 2002, the Company had repurchased 12,350 shares of its common stock at an average cost of approximately $9.40 per share under its Share Repurchase Plan.  The excess of the cost of this treasury stock over the par value has been charged to additional paid-in-capital.

7.   ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement.  In addition to fee compensation, the Advisor was reimbursed organizational and offering costs it incurred on behalf of the Company.  During the quarter ended June 30, 2002, fees and cost reimbursements of approximately $283,000 were paid by the Company to the Advisor from Offering proceeds, and no amounts are currently due the Advisor.

8.   DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a dividend reinvestment program (the "DRIP") that allowed Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions.  The Company registered and reserved 700,000 shares for distribution pursuant to the DRIP.  As of May 31, 2002, the date the Company discontinued the DRIP, the Company has sold 69,676 shares of common stock under the DRIP for a total of approximately $630,000.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

9.  STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan.  Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan.

In May, 2002, the Company granted 10,000 options under the Independent Director Stock Option Plan and 45,000 options to its Chief Executive Officer under the Officer and Employee Stock Option Plan.  No other options were granted or forfeited under either of the above stock option plans during the quarter ended June 30, 2002.  As of June 30, 2002, stock options for a total of 165,000 shares were issued and outstanding under both plans and none of the options granted under either of these stock option plans have been exercised.

10. COMMITMENTS AND CONTINGENCIES

In connection with the sale of the Christie Street Building, the Company agreed to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Christie Street Building is a single tenant office building with the current tenant’s lease expiring on August 31, 2002. Management has recently learned that the current tenant will not renew the lease, but as of August 12, 2002, management had not received any notice from the building’s owner regarding the Company’s obligations, if any, under the master lease.  The Advisor has agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001.

The Company is jointly and severally liable for the entire $2,700,000 balance of the note in connection with the acquisition of the Trademark Building. The note is secured by a deed of trust, interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest are due in September 2002.

On April 1, 2002, the Advisor, acting on behalf of the tenants in common, secured a $4,950,000 8.00% fixed interest rate first mortgage loan with payments based on a 25-year amortization schedule, due in five years, from Southern National Bank of Houston to Plaza del Rey. The Company’s 16.5% proportionate share of this debt is approximately $817,000. The Company is jointly and severally liable with the other tenants in common for the total debt.

In connection with the acquisition of the County Center Building, the Company’s wholly owned subsidiary, NNN County Center Drive - 12, LLC, is jointly and severally liable on the $3,210,000 mortgage loan on the property from Imperial Capital Bank.  The loan terms include a variable rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September, 2011.

In connection with the acquisition of Seguin Corners Shopping Center, Bank of America allowed an assumption of an existing loan with an original principal amount of $1,735,000. The note was paid down at closing to $545,000 with no exit fee. The note bears a floating interest rate priced at 215 basis points over the 30 day LIBOR rate with a loan maturity date of September 1, 2003. In October 2001, on behalf of the tenants in common, the Advisor requested an increase in the principal balance according to a formula contained in the original loan. On February 5, 2002, Bank of America increased the principal balance outstanding to $1,693,700. Although TREIT-Seguin, LLC, a wholly-owned subsidiary of the Company, owns 26% undivided tenant in common interest in the property, TREIT-Seguin, LLC is jointly and severally liable for the entire amount of the debt. See Note 11 for disclosure of a subsequent event regarding this property.

In connection with the acquisition of the City Center West “A” Building, the Company’s wholly owned subsidiary, T REIT - City Center West “A,” LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property from Manufacturers Life Insurance Company.  The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

In connection with the acquisition of the membership interest in NNN Pacific Corporate Park 1, LLC, such entity is jointly and severally liable on a $15,500,000 mortgage loan on Pacific Corporate Park from CIBC, Inc.  The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers’ election upon payment of a 0.25% fee upon each extension. The initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR. After the initial 60-day rate lock period the borrowers locked $2,000,000 of the loan at a spread of 3.25% over 30 day LIBOR and the balance of the loan at a spread of 3.25% over 60-day LIBOR.

Section 6.4 of Article 6 of the Company’s Articles of Incorporation prohibits the Company from making any loans or advances to its Advisor, directors, officers or any affiliated entities, however, the Company currently has one mortgage loan outstanding to an affiliate. Management is actively seeking repayment of this mortgage loan, but is not certain how this violation of the Articles of Incorporation will impact future operations of the Company.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

11.   SUBSEQUENT EVENTS

Disposition

On August 12, 2002, the Sequin Corners Shopping Center was sold for $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT-Sequin, LLC, a wholly-owned subsidiary of the Company, amounted to $650,000. The Company expects to realize cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

Proposed Acquisition

The Company plans to purchase the University Heights Business Park, San Antonio, Texas (“the Property”), consisting of two single story 34,200 square foot (total 68,400 square feet) multi-tenant industrial/flex office buildings built in 2000 for approximately $6,750,000 from an unaffiliated third party. The Company has a $250,000 nonrefundable deposit on the Property. The Property is approximately 99% occupied. The Advisor is expected to receive a real estate commission of approximately $150,000 in connection with the purchase of the Property. Management expects the transaction to close in late August.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” is effective for fiscal years beginning after December 15, 2001 and establishes new accounting and reporting standards for goodwill and other intangible assets.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

SFAS  No. 143, “Accounting for Asset Retirement Obligations”, is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.   The Company’s management has not determined if the adoption of SFAS No. 143 would have any significant impact on the Company’s future financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  The adoption of SFAS No. 144 did not significantly effect the accompanying 2002 financial statements and is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements.  The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions.  SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002.  Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value.  Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.  Such financial statements have been prepared to reflect the Company’s financial position as of June 30, 2002 and December 31, 2001, together with the results of operations and cash flows for the periods ended June 30, 2002 and 2001.

          Historical results and trends are not necessarily indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results may differ materially from those included in the forward-looking statements.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions.   The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/regulatory changes (including changes in Federal and/or state laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas, and generally accepted accounting principles applicable to REITs.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Public Offering of Equity Securities/Use of Proceeds

Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Offering”) at a price of $10 per share and additional shares for other purposes as described below.  The Registration Statement was declared effective on February 22, 2000.  On February 22, 2002, the Company deregistered 5,000,000 of the shares available for sale to the public. With the deregistration of these shares, the Company offered a maximum of 6,750,000 shares as follows:  (i) 5,000,000 shares available for distribution to the public on a “best efforts” basis, (ii) 700,000 shares for distribution under the dividend reinvestment program, (iii) 250,000 shares issuable in connection with warrants granted to broker-dealers, and (iv) 800,000 shares issuable in connection with options granted under stock option plans.  The Company subsequently extended the Offering through May 31, 2002. The Offering terminated on May 31, 2002 with approximately 4,720,000 of the shares sold and the Registration Statement was amended to withdraw the remaining unsold shares from registration.

          As of June 30, 2002, the Company had sold 4,720,176 shares of common stock.  Aggregate gross proceeds before Offering costs and selling commissions approximate $46,395,000.  As discussed below, the Company has principally used the net Offering proceeds from the sale of shares to purchase real estate properties.  As of June 30, 2002, the Company had a maximum of approximately $12,207,000 available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees and miscellaneous acquisition expenses.  The Company intends to finance property acquisitions with a combination of cash and debt secured by the acquired properties.

Funds From Operations

          Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as funds from operations (“FFO”) which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States (“GAAP”) less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

          The Company computes FFO in accordance with the April 2002 “White Paper on Funds From Operations,” and  “National Policy Bulletin” published by NAREIT.  The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation.  However, FFO is not intended to be an alternative to net income or loss as an indicator of the Company’s performance, nor to cash flow provided by/used in operating activities (based on GAAP) as a measure of liquidity.  In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements.  Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization and expense accounting policies may differ from entity to entity.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

          The comparability of the financial information discussed below is materially impacted by four significant property transactions completed during the six months ended June 30, 2002.  During the quarter ended March 31, 2002, the Company purchased 16% and 89.125% tenant in common interests in a 77,582 square foot office/distribution building and a 105,964 square foot office building, respectively, and also purchased a 38% membership interest in an LLC owning a 60% tenant in common interest in a 166,785 square foot, six-building office park.  In addition, during the quarter ended June 30, 2002, the Company purchased a 48.50% tenant in common interest in a 131,527 square foot office building.  For more information on the Company’s acquisitions and dispositions, see “Results of Operations” below and Notes 3 and 4 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Acquisitions

          On April 17, 2002, T REIT – Titan Plaza, L.P., a wholly owned subsidiary of the Company, acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the “Property”), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story Class B suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the Property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company.  The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company.  The Company’s proportionate share of the purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of June 30, 2002.

          The number of other properties to be acquired depends upon management’s strategy in deploying the Company’s cash and the amount and nature of loan funds available to the Company.  Management is currently considering other potential property acquisitions.  The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

          The increase in investment in unconsolidated real estate to $14,455,499 as of June 30, 2002 from $1,878,037 as of December 31, 2001 was due to the acquisitions which occurred during the six months ended June 30, 2002.  In addition the increase in cash from $3,647,159 as of December 31, 2001 to $12,206,568 as of June 30, 2002 due to net Offering proceeds was partially offset by cash used in acquisitions.

Refinancing of Properties

          On April 1, 2002, the Advisor, acting on behalf of the tenants in common, refinanced the Plaza del Rey shopping center. Southern National Bank of Houston provided a $4,950,000 8.00% fixed interest rate first mortgage loan with payments based on a 25-year amortization schedule, due in five years. The Company’s 16.5% proportionate share of this debt is approximately $817,000. The Company is jointly and severally liable with the other tenants in common for the total debt.  For more information, see Note 10 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Financial and Operating Results

          As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions during the six months ended June 30, 2002.

Net income was $588,002 or $.14 per fully diluted common share for the quarter ended June 30, 2002 compared to a net loss of $15,328 or $.01 per fully diluted common share for the quarter ended June 30, 2001. Net income was $918,826 or $.26 per fully diluted common share for the six months ended June 30, 2002 compared to a net loss $32,367 or $.03 per fully diluted common share for the six months ended June 30, 2001.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Funds From Operations.  As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $796,427 for the quarter ended June 30, 2002 compared to FFO of $136,175 for the quarter ended June 30, 2001.  FFO were $1,356,840 for the six months ended June 30, 2002 compared to FFO of $215,515 for the six months ended June 30, 2001. The Company’s FFO were calculated according to the table below:

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$918,826	$(32,367)	$588,002	$(15,328)
Add:
Depreciation and amortization	438,014	248,152	208,425	151,503

Funds from operations	$1,356,840	$215,515	$796,427	$136,175

Wtd avg common shares outstanding - fully diluted	3,574,201	933,579	4,158,901	1,085,042

Rental Income. Rental income consists of minimum monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants.  Rental income increased to $1,290,610 for the quarter ended June 30, 2002, an increase of $234,333 compared to rental income of $1,056,277 for the quarter ended June 30, 2001.  Rental income increased approximately $335,000 due to ownership of the Pahrump Valley Junction Shopping Center during the entire quarter as compared to approximately half the prior year quarter. Rental income also increased $89,000 due to higher occupancy and increased rents at the Thousand Oaks and Northstar shopping centers. The increase in rental income for the quarter ended June 30, 2002 was partially offset by a $139,000 decrease in common area maintenance charges and percentage rent accruals at Thousand Oak Shopping Center and a $60,000 decline in rental income due to the sale of the Christie Street Building.

Rental income increased $907,469 to $2,586,086 for the six months ended June 30, 2002 from $1,687,617 for the six months ended June 30, 2001. Ownership of Pahrump Valley shopping center contributed approximately $819,000 of the increase compared to the first six months of the prior year. Rental income also increased approximately $179,000 due to higher occupancy and increased rents at the Thousand Oaks and Northstar shopping centers. The increase in rental income for the six months ended June 30, 2002 quarter was partially offset by a $120,000 decrease in rental income due to the sale of the Christie Street Building.

Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $25,613 to $77,395 for the quarter ended June 30, 2002 from $51,782 for the quarter ended June 30, 2001. This increase is due primarily to approximately $12,600 interest earned on the $595,000 8.5% short-term first mortgage note outstanding to the buyer of the Christie Street Building and approximately $11,200 interest earned on the company’s cash balances.

Interest income increased by $96,559 to $188,485 for the six months ended June 30, 2002 from $91,926 for the six months ended June 30, 2001. This increase is due primarily to approximately $25,200 interest earned on the $595,000 8.5% short-term first mortgage note outstanding to the buyer of the Christie Street Building and approximately $55,000 interest earned on the company’s cash balances.

Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property and asset management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses decreased $45,259 to $330,238 for the quarter ended June 30, 2002 from $375,497 for the quarter ended June 30, 2001. Rental expenses decreased approximately $182,000 due to the management’s decision to end the accrual and payment of asset management fees in accordance with the Company’s organizational documents. The Company’s Advisor refunded all asset management fees to the Company by the end of 2001. Other than asset management fees, rental expenses increased approximately $139,000 compared to the prior year quarter with approximately $64,000 of the increase resulting from the longer ownership of Pahrump Valley shopping center and approximately $51,000 of the increase resulting primarily from higher fees for taxes and licenses at Thousand Oaks shopping center.

Rental expenses increased $103,052 to $667,674 for the six months ended June 30, 2002 from $564,622 for the six months ended June 30, 2001. Excluding the $182,000 in assets management fees noted in the paragraph above, rental expenses increased $285,052 to $667,674 for the six months ended June 30, 2002 from $382,622 for the six months ended June 30, 2001. The primary components of this increase were approximately $142,000 related to the longer ownership of Pahrump Valley shopping center and $100,000 associated with increased fees for taxes and licenses at Thousand Oaks shopping center.

General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees, and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased by $152,041 to $277,529 for the quarter ended June 30, 2002 from $125,488 for the quarter ended June 30, 2001. This increase resulted largely from an increase of approximately $106,000 in fees paid to the Company’s accountants to facilitate the Company’s regulatory filings and compliance and to conduct audits of the Company’s property acquisitions. Printing and regulatory filing expenses increased $20,000 due to increased filing requirements associated with a larger number of shareholders, property acquisitions and the end of the Offering during the current quarter. Management expects accounting, legal, printing and regulatory expenses to decline due to the termination of the Company’s Offering. Other miscellaneous general and administrative expenses have increased proportionately as a result of the Company’s acquisition of properties.

General and administrative expenses increased by $270,399 to $415,380 for the six months ended June 30, 2002 from $144,981 for the six months ended June 30, 2001. The increase resulted largely from an increase of approximately $120,000 in fees paid to the Company’s accountants and $97,000 in fees paid to the Company’s attorneys to facilitate the Company’s regulatory filings and compliance and to conduct audits of the Company’s property acquisitions. Printing and regulatory filing expenses increased $35,000 due to increased filing requirements associated with a larger number of shareholders, property acquisitions and the end of the Offering during the current quarter. As noted in the paragraph above, management expects accounting, legal, printing and regulatory expenses to decline due to the termination of the Company’s Offering. Also as noted in the paragraph above, other miscellaneous general and administrative expenses have increased proportionately as a result of the Company’s acquisition of properties.

Depreciation and amortization.  Depreciation and amortization expense increased by $56,922 to $208,425 for the quarter ended June 30, 2002 from $151,503 for the quarter ended June 30, 2001. This increase primarily resulted from the acquisition of the Pahrump Valley Junction Shopping Center which added approximately $55,000 to depreciation and amortization expense during the current quarter as compared to the prior year quarter.

Depreciation and amortization expense increased by $189,862 to $438,014 for the six months ended June 30, 2002 from $248,152 for the six months ended June 30, 2001. This increase resulted primarily from the acquisition of the Pahrump Valley Junction shopping center which added approximately $118,194 to depreciation and amortization expense and an increase of approximately $69,000 in amortization expense related to tenant improvements at Thousand Oaks shopping center.

Interest Expense.  Interest expense consists of mortgage interest paid on the Company’s properties. Interest expense increased by $5,523 to $476,422 for the quarter ended June 30, 2002 from $470,899 for the quarter ended June 30, 2001. The acquisition of the Pahrump Valley Junction Shopping Center added approximately $111,000 to interest expense during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Several factors contributed to almost completely offset this increase in interest expense.  The refinancing of Thousand Oaks Shopping Center and the sale of the Christie Street Building reduced interest expense during the quarter ended June 30, 2002 by approximately $83,000 and $18,000, respectively.  In addition, the weighted average interest rate on the Company’s variable rate debt declined to 7.0% during the quarter ended June 30, 2002 from 8.1% during the quarter ended June 30, 2001.

Interest expense increased by $56,266 to $901,421 for the six months ended June 30, 2002 from $845,155 for the six months ended June 30, 2001. The acquisition of the Pahrump Valley Junction Shopping Center added approximately $318,000 to interest expense, during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The refinancing of Thousand Oaks Shopping Center and the sale of the Christie Street Building reduced interest expense during the quarter ended June 30, 2002 by approximately $211,000 and $38,000, respectively. In addition, the weighted average interest rate on the Company’s variable rate debt declined to approximately 6.9% during the six months ended June 30, 2002 from approximately 8.8% during the six months ended June 30, 2001.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equity in Net Earnings of Unconsolidated Real Estate.  The Company accounts for its investments in unconsolidated real estate using the equity method of accounting.  For the quarter ended June 30, 2002, the Company’s equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC and the Titan Building and Titan Plaza amounted to $512,611.  Management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the remainder of 2002 compared to the quarter ended June 30, 2002 as the full impact on earnings from the purchase of the undivided tenant in common interest in the Titan Building and Titan Plaza is realized over subsequent quarters.

For the six months ended June 30, 2002, the Company's equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC and the Titan Building and Titan Plaza amounted to $566,744. As noted above, management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the remainder of 2002 compared to the quarter ended June 30, 2002 as the full impact on earnings from the purchase of the undivided tenant in common interest in the Titan Building and Titan Plaza is realized over subsequent quarters.

Building and Lease Information

As of June 30, 2002

		Ownership %	Square Feet			Occupancy %

Property Name	Location		Total	Leased	Available

Northstar	Garland, TX	100.00%	67,560	59,480	8,080	88.04%
Plaza Del Rey	Seguin, TX	16.50	126,322	115,847	9,918	91.71
Seguin	Seguin, TX	26.00	21,455	21,000	455	97.88
Thousand Oaks	San Antonio, TX	100.00	162,864	154,973	16,751	95.15
Pahrump	Pahrump, TX	100.00	105,721	105,721	—	100.00
Trademark	Reno, NV	40.00	75,257	75,257	—	100.00
City Center West A	Las Vegas, NV	89.13	105,964	96,777	9,187	91.33
Pacific Corporate Park	Lake Forest, CA	22.76	166,785	145,300	22,218	87.12
County Center Drive	Temecula, CA	16.00	77,582	77,582	—	100.00
Titan Building & Plaza	San Antonio, TX	48.50	131,527	121,043	10,484	92.03

			1,041,037	972,980	77,093	93.46%

As of June 30, 2002

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases	% of Total Leased Square Footage Represented By Expiring Leases	Annual Minimum Rent Under Expiring Leases

2002	6	19,577	1.88%	$190,316
2003	16	39,422	3.79	853,561
2004	28	104,436	10.03	1,575,596
2005	23	144,927	13.92	1,973,717
2006	16	56,443	5.42	718,896

Total Portfolio	89	364,805	35.04%	$5,312,086

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                 Liquidity and Capital Resources

         Capital Resources

         At June 30, 2002, the Company had $12,206,568 of cash to meet its immediate short-term liquidity requirements.  Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio.  Cash and cash equivalents increased since December 31, 2001 principally as a result of the increase in net proceeds from the Company’s Offering which terminated May 31, 2002.

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

         Cash dividends for the six months ended June 30, 2002 increased $1,032,757 to $1,410,257 from $377,500 for the six months ended June 30, 2001.  The Company currently pays cash dividends monthly at an annual rate of 8.25%. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

         Cash Flows From Operating Activities

         Net cash provided by operating activities was $1,021,425 for the six months ended June 30, 2002 compared to net cash used in operating activities of $406,095 for the six months ended June 30, 2001.  Cash flows from operating activities increased largely due to the approximately $415,000 contribution to cash flow from Pahrump Valley Shopping Center for the six months ended June 30, 2002.  As a result, net income increased $951,194 to $918,826 for the six months ended June 30, 2002 from a net loss of $32,367 for the six months ended June 30, 2001 and depreciation and amortization increased $189,862 to $438,014 for the six months ended June 30, 2002 from $248,152 for the six months ended June 30, 2001. Other cash sources include a $468,056 increase in accounts payable and accrued expenses resulting primarily from an increase of approximately $314,000 in accrued distributions and approximately $139,000 in trade payables. During the six months ended June 30, 2002, the Company has also received $300,000 in reimbursements from the Advisor for offering costs in excess of 2.5% of our gross Offering proceeds. Net uses of cash included increases of $275,302 in trade receivables and $298,848 in other assets resulting primarily from an increase of approximately $202,000 in property tax reserves.

         Management expects cash flows from operating activities to increase due to the acquisition of additional properties.   Management is currently considering other potential property acquisitions.  The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

         Cash Flows Used In Investing Activities

         Net cash used in investing activities amounted to $11,111,000 for the six months ended June 30, 2002 compared to $5,191,034 for the six months ended June 30, 2001. The increased use of cash for investing activities resulted primarily from $12,010,718 in investments in unconsolidated real estate as the Company continued to build its portfolio of properties through the purchase of tenant in common interests during the quarter ended June 30, 2002.  During the six months ended June 30, 2001, the Company used $4,774,274 for the direct purchase of real estate properties (Pahrump Valley Shopping Center).  The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. The Company incurred $39,434 in incidental expenses related to property improvements during the six months ended June 30, 2002, however, management may conclude that expenditures to improve properties purchased after June 30, 2002 are necessary and/or desirable.

         Cash Flows From Financing Activities

         Cash provided by financing activities amounted to $18,648,984 for the six months ended June 30, 2002 compared to $6,204,019 for the six months ended June 30, 2001. The primary reason for the increase was $19,735,136 raised through the Company’s Offering (net of offering costs) during the six months ended June 30, 2002 compared to $5,632,134 raised during the six months ended June 30, 2001.  Partially offsetting the amount raised through the Company’s Offering was the $1,410,257 in cash dividends paid to shareholders during the six months ended June 30, 2002 from $377,500 for the six months ended June 30, 2001.  For the six months ended June 30, 2002 and 2001, the Company paid offering costs of approximately $2,598,000 and $859,000, respectively. The Company has not incurred significant offering costs since the termination of the Offering on May 31, 2002.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

         Cash Flows From Financing Activities - Continued

         The Advisor has agreed to reimburse the Company for all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 2.5% of the gross offering proceeds or all organizational and offering expenses (including such selling expenses) which together exceed 15% of the gross offering proceeds. As of May 31, 2002, the termination date of the Offering, organizational and offering costs did not exceed these limitations.

         The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

         The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can secure a line of credit to finance any temporary cash flow deficits. Additionally, the Company’s cash position of $12,206,568 at June 30, 2002 could be used to compensate for any temporary cash flow deficits.  In general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property.  The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Subsequent Events

On August 12, 2002, the Sequin Corners Shopping Center was sold for $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT-Sequin, LLC, a wholly-owned subsidiary of the Company, amounted to $650,000. The Company expects to realize cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

The Company plans to purchase the University Heights Business Park, San Antonio, Texas (the “Property”), consisting of two single story 34,200 square foot (total 68,400 square feet) multi-tenant industrial/flex office buildings built in 2000 for approximately $6,750,000 from an unaffiliated third party. The Company has a $250,000 nonrefundable deposit on the Property. The Property is approximately 99% occupied. The Advisor is expected to receive a real estate commission of approximately $150,000 in connection with the purchase of the Property. Management expects the transaction to close in late August.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” is effective for fiscal years beginning after December 15, 2001 and establishes new accounting and reporting standards for goodwill and other intangible assets.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

SFAS  No. 143, “Accounting for Asset Retirement Obligations”, is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.   The Company’s management has not determined if the adoption of SFAS No. 143 would have any significant impact on the Company’s future financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  The adoption of SFAS No. 144 did not significantly effect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 ("Accounting for Leases"), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002.  Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value.  Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures, and finance expansion of the Company’s operations and real estate portfolio. In managing the Company’s interest rate risk, management’s objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs.  To achieve these objectives, the Company borrows primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.  In the future, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument.  The Company does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

As of June 30, 2002

	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$144,370	$303,360	$326,598	$351,621	$378,563	$14,366,691
Average interest rate on maturing debt	7.43%	7.43%	7.43%	7.43%	7.43%	7.43%
Variable rate debt	$—	$440,362	$8,750,000	—	—	—-
Average interest rate on maturing debt	—	4.22%	7.17%	—	—	—-

The estimated fair value of the Company’s variable-rate debt approximates its June 30, 2002 carrying amount.  Variable-rate debt secured by the Company’s properties bears interest at rates ranging from 4.19% to 7.50% as of June 30, 2002 and averaged approximately 7.0% on a weighted average basis during the quarter then ended.

Part II

Other Information

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities and Use of Proceeds.
(a) None.
(b) None.
(c) None.
(d) Incorporated by reference to Part I, Item 2 of this Report,
“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 7 and 8, 2002, the Company held its Annual Meeting of Shareholders at the Company’s offices in Santa Ana, California.  At the meeting shareholders voted on the election of directors to the Company’s Board of Directors and on the ratification of Company’s auditors.  The shareholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson, D. Fleet Wallace, and W. Brand Inlow, and to ratify the appointment of Squar, Milner, Reehl & Williamson, LLP as the Company’s independent auditors for 2002.

The Company received proxies representing 53.9% of the Company’s 2,932,873 shares of common stock outstanding as of February 28, 2002, the record date. The number of votes for, against, abstaining, and withheld were as follows.

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

3.1

Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

3.2

Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference).

	3.3	Bylaws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

3.4

Amended Bylaws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

4.1

Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.1

Agreement of Limited Partnership of T REIT, L.P.  (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

10.2

Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

10.3

Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.4

Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.5

Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

10.6

Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, L.L.C. (Included as Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2000 and incorporated herein by reference).

10.7

Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company, L.L.C. and T REIT, LP (included as Exhibit 10.1 to Form 8-K filed by the Company on November 13, 2000 and incorporated herein by reference).

10.8

Purchase and Sale Agreement, dated October 26,2000, by and between CMF Capital Company, L.L.C. And T REIT, LP (included as Exhibit 10.1 to Form 8-K filed by the Company on December 20, 2000 and incorporated herein by reference).

10.9

Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, L.L.C. (Included as Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

10.10

First Amendment to Adivsory Agreement between the Company and Triple Net Properties, L.L.C. (Included as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

10.11

Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, LP and Triple Net Properties, LLC (included as Exhibit 10.11 to Post Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 filed on May 3, 2002 (File No. 333-77229) and incorporated herein by reference).

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

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(b)

On April 9, 2002, the Company filed a Current Report on Form 8-K dated April 9, 2002 describing the Company’s purchase of a 38% membership interest in NNN Pacific Corporate Park 1, LLC, which is a special purpose entity that purchased a 60% undivided tenant in common interest in Pacific Corporate Park in Lake Forest, California.  No financial statements were filed as part of this report.

On May 1, 2002, the Company filed a Current Report on Form 8-K dated April 30, 2002 describing the Company’s purchase of a 48.5% tenant in common interest in the Titan Building and Titan Plaza in San Antonio, Texas.  No financial statements were filed as part of this report.

On May 14, 2002, the Company filed a Current Report on Form 8-K/A dated May 14, 2002 amending its Current Report on Form 8-K filed on May 1, 2002 which described the Company’s purchase of an interest in the Titan Building and Titan Plaza in San Antonio, Texas.  This report contained the following financial statements:

	(i)	The Titan Building and Plaza Historical Statement of Revenues and Direct Operating Expenses For The Year Ended December 31, 2001; and

(ii)

T REIT, Inc. Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001 and Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations For the Year Ended December 31, 2001.

On May 14, 2002, the Company filed a Current Report on Form 8-K/A dated May 14, 2002 amending its Current Report on Form 8-K filed on March 22, 2002 which described the Company’s purchase of an interest in the City Center West “A” Building in Las Vegas, Nevada.  This report contained the following financial statements:

	(i)	The City Center West "A" Building Historical Statement of Revenues and Direct Operating Expenses For The Year Ended December 31, 2001; and

(ii)

T REIT, Inc. Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001 and Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations For The Year Ended December 31, 2001.

On May 20, 2002, the Company filed a Current Report on Form 8-K dated May 17, 2002 describing the decision of the Company’s Board of Directors to terminate the Company’s Dividend Reinvestment Program effective with the close of the Company’s registered stock offering on May 31, 2002.

On June 10, 2002, the Company filed a Current Report on Form 8-K/A dated June 10, 2002 amending its Current Report on Form 8-K filed on April 9, 2002 which described the Company’s purchase of an interest in Pacific Corporate Park in Lake Forest, California.  This report contained the following financial statements:

	(i)	Pacific Corporate Park Historical Statement of Revenues and Direct Operating Expenses For The Year Ended December 31, 2001 And For The Unaudited Three- Month Periods Ended March 31, 2002 and 2001; and

(ii)

T REIT, Inc. Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001 and Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations For The Three-Months Ended March 31, 2002 and For The Year Ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2002

T REIT, INC.
(Registrant)

By: /s/ Anthony W. Thompson

Anthony W. Thompson
President and
Chief Executive Officer

By: /s/ William C. Daniel

William C. Daniel
Chief Financial Officer

EXHIBIT INDEX

Item No.	Description

3.1

Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

3.2

Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference).

3.3	Bylaws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

3.4

Amended Bylaws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

4.1

Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.1

Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

10.2

Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

10.3

Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.4

Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).

10.5

Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).

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

10.9

Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, L.L.C. (included as Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

10.10

First Amendment to Advisory Agreement between the Company and Triple Net Properties, L.L.C. (included as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).

10.11

Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties, LLC (included as Exhibit 10.11 to Post Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 filed on May 3, 2002 (File No. 333-77229) and incorporated herein by reference).

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

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer