Form 10-Q
period 2002-09-30
T REIT INC
filed 2002-11-15
CIK 1077241

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

As of October 31, 2002, there were 4,699,326 shares of common stock of T REIT, Inc. outstanding.

T REIT, Inc.

Form 10-Q
For the quarterly period ended September 30, 2002

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

Part I - Financial Information

Item 1.  Financial Statements.

The September 30, 2002 and 2001 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Condensed Consolidated Financial Statements of the Company for the quarters ended March 31, 2002 and June 30, 2002 and the Consolidated Financial Statements of the Company for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

T REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Real estate operating properties
Land	$9,641,506	$8,926,043
Buildings and improvements	31,681,766	26,951,837
Investments in unconsolidated real estate	15,071,164	1,878,037

	56,394,436	37,755,917
Less: accumulated depreciation and amortization	(1,089,284)	(594,381)

Total real estate operating properties	55,305,152	37,161,536
Cash and cash equivalents	5,367,057	3,647,159
Real estate deposits	231,000	631,500
Accounts receivable	694,990	293,163
Accounts receivable from related parties	203,770	627,000
Other assets, net	987,319	698,420
Notes receivable	589,662	595,000
Notes receivable from related parties	—	1,787,579

Total assets	$63,378,950	$45,441,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,212,322	$748,317
Security deposits and deferred revenue	176,211	190,156
Notes payable	23,759,049	24,737,461

Total liabilities	25,147,582	25,675,934
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 and 2,470,487 shares issued and 4,699,326 and 2,470,487 shares outstanding at September 30, 2002 and December 31, 2001, respectively	46,993	24,705
Additional paid-in capital, net of offering costs of $5,717,292 and $2,976,946 at September 30, 2002 and December 31,2001, respectively	37,426,207	20,305,132
Retained earnings (accumulated deficit)	758,168	(564,414)

Total shareholders’ equity	38,231,368	19,765,423

Total liabilities and shareholders’ equity	$63,378,950	$45,441,357

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Revenues
Rental Income	$3,832,187	$2,845,862	$1,246,101	$1,167,245
Interest Income	254,808	141,520	66,323	49,594

	4,086,995	2,987,382	1,312,424	1,216,839

Expenses
Rental expenses	998,346	982,084	330,672	417,462
General and administrative	483,649	458,664	68,269	313,682
Depreciation and amortization	680,035	456,019	242,021	207,867
Interest	1,377,091	1,369,564	475,670	524,409

	3,539,121	3,266,331	1,116,632	1,463,420

Income (loss) before gain on sale of real estate and equity in net earnings of unconsolidated real estate	547,874	(278,949)	195,792	(246,581)
Gain on sale of real estate operating properties	172,983	—	172,983
Equity in net earnings of unconsolidated real estate	601,725	14,665	191,442	14,665

Net income (loss)	$1,322,582	$(264,284)	$560,217	$(231,916)

Income (loss) per common share:
Basic	$0.35	$(0.23)	$0.12	$(0.15)

Diluted	$0.33	$(0.23)	$0.11	$(0.15)

Weighted average number of common
shares outstanding:
Basic	3,811,363	1,155,072	4,700,743	1,598,058

Diluted	4,032,641	1,155,072	4,949,521	1,598,058

Dividends declared per common share	$0.50	$0.61	$0.20	$0.21

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002
(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital, net	Retained Earnings (Accumulated Deficit)	Total

BALANCE - December 31, 2001	2,470,487	$24,705	$20,305,132	$(564,414)	$19,765,423
Issuance of common stock, net	2,228,839	22,288	19,466,944	—	19,489,232
Distributions	—	—	(2,345,869)	—	(2,345,869)
Net income	—	—	—	1,322,582	1,322,582

BALANCE - September 30, 2002	4,699,326	$46,993	$37,426,207	$758,168	$38,231,368

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,322,582	$(264,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in net earnings of unconsolidated real estate	(601,725)	(14,665)
Gain on sale of real estate operating properties	(172,983)	—
Depreciation and amortization	680,035	456,019
Change in operating assets and liabilities:
Accounts receivable	(401,827)	(208,365)
Accounts receivable from related parties	423,230	—
Other assets	(424,607)	(227,353)
Accounts payable and accrued expenses	464,005	23,676
Security deposits and deferred revenue	(13,945)	31,552

Net cash provided by (used in) operating activities	1,274,765	(203,420)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate properties	(6,884,785)	(4,907,864)
Sale of real estate properties	1,621,732	—
Real estate property improvements	(58,780)	—
Notes receivable	5,388	—
Notes receivable from related parties	1,787,579	(430,000)
Real estate deposits	400,500	(34,760)
Investment in unconsolidated real estate	(12,591,402)	(1,816,079)

Net cash (used in) investing activities	(15,719,818)	(7,188,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	19,489,232	10,458,581
Proceeds from refinancing notes payable	456,237	—
Proceeds from issuance of notes payable	—	1,500,000
Principal payments on notes payable	(1,434,649)	(1,604,685)
Distributions to shareholders	(2,345,869)	(709,984)

Net cash provided by financing activities	16,164,951	9,643,912

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,719,898	2,251,789
CASH AND CASH EQUIVALENTS - beginning of period	3,647,159	248,077

CASH AND CASH EQUIVALENTS - end of period	$5,367,057	$2,499,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,383,184	$1,078,126

Taxes	$1,730	$32,718

NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of real estate with debt	$—	$12,434,618

The accompanying notes are an integral part of these
condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1.  ORGANIZATION

T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  The Company is in the business of acquiring existing office, industrial, retail and service properties located in  several states.  As of September 30, 2002, the Company has acquired five properties and eight tenant in common and limited liability company (“LLC”) membership interests (see Notes 3 and 4).   The Company has also sold one property and two tenant in common interests.  The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company.  The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2002 for an additional one-year term, is subject to successive renewals (see Note 7).

Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock and additional shares for other purposes as described below (the “Shares”, and collectively the “Offering”) at a price of $10 per share.  The Registration Statement was declared effective on February 22, 2000.  On February 22, 2002, the Company deregistered 5,000,000 of the shares available for sale to the public. With the deregistration of these shares, the Company was offering a maximum of 6,750,000 shares as follows:  5,000,000 shares available for distribution to the public on a “best efforts” basis, 700,000 shares for distribution under the dividend reinvestment program, 250,000 shares issuable in connection with warrants granted to broker-dealers, and 800,000 shares issuable in connection with options granted under stock option plans.  The Company subsequently extended the Offering through May 31, 2002.  The Offering terminated on May 31, 2002 with approximately 4,720,000 shares sold and the Registration Statement was amended to withdraw the remaining unsold shares available for sale to the public from registration.

As of December 31, 1999, the Company operated as a development stage enterprise.  In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations.  The Company generated positive cash flow from operating activities during the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.   Approximately 44% of dividends distributed during the nine months ended September 30, 2002 are effectively a return of capital for tax purposes as the Company has not generated sufficient profits to support the full $2,345,869 in dividends paid during such period.  All dividends distributed from inception to December 31, 2001 also represent a return of capital for tax purposes.  Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2002 to fund operations and any declared dividends.  Management expects future annualized dividends to approximate $3.9 million per year, subject to any changes in dividend policy mandated by the board of directors consistent with the Company’s intent to maintain its REIT status.  Management also believes that, to the extent (if any) that the Company is not successful in generating sufficient cash flow to meet certain operating requirements, the Company can secure a line of credit to finance any cash flow deficits. Accordingly, the Company’s continuation in its present form is dependent upon the ability to generate sufficient positive cash flow from operations and secure permanent financing for certain real estate properties. In the event that management’s plans are not achieved, the Company’s financial condition could be adversely affected to a material extent.

2.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of the Company, T REIT, L.P. and the wholly owned subsidiaries of T REIT, L.P.; all material intercompany transactions and account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, certain information and disclosures have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the Company’s audited December 31, 2001 consolidated financial statements included in Form 10-K previously filed with the Securities and Exchange Commission.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

3.  REAL ESTATE OPERATING PROPERTIES

The Company’s real estate operating properties at September 30, 2002 consist of the following:

	Percentage Ownership	Land	Buildings and Improvements	Total

Northstar Shopping Ctr, TX	100.0%	$982,768	$3,113,121	$4,095,889
Thousand Oaks Shopping Ctr, TX	100.0	3,285,138	9,908,197	13,193,335
Pahrump Valley Junction Shopping Ctr, NV	100.0	4,287,499	12,911,189	17,198,688
Titan Building & Titan Plaza Adjacent Land, TX	100.0	75,000	6,987	81,987
University Heights, San Antonio, TX	100.0%	1,011,101	5,742,272	6,753,373
Investments in unconsolidated real estate (see Note 4)		—	—	15,071,164

		9,641,506	31,681,766	56,394,436
Less: accumulated depreciation and amortization		—	(1,089,284)	(1,089,284)

		$9,641,506	$30,592,482	$55,305,152

On August 12, 2002, the Sequin Corners Shopping Center was sold for approximately $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT-Sequin, LLC, a wholly-owned subsidiary of the Company, amounted to approximately $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000. The proportionate sale price of the 16.5% undivided tenant in common interest in the property owned by TREIT- PDR, LLC, a wholly-owned subsidiary of the Company, amounted to approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

The Company realized a combined gain on sale of approximately $173,000 from the sale of the two undivided tenant in common interests described above.

On August 22, 2002, TREIT - University Heights, LP, a wholly owned subsidiary of T REIT, L.P., purchased the University Heights Business Park, a 68,400 square foot flex/service center consisting of two one-story buildings, each comprised of 34,200 feet on approximately 6 acres located in San Antonio, Texas.  The seller was not an affiliate of the Company or the Advisor. The total purchase price for the University Heights Business Park was $6,750,000 in cash. The Advisor received a real estate commission of approximately $150,000 in connection with this purchase.  The building was 96% occupied as of September 30, 2002.

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

Investments in unconsolidated real estate are accounted for using the equity method of accounting and relate to the Company’s tenant in common and LLC membership interests described below:

On September 4, 2001, T REIT - Reno Trademark, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot office/distribution building located in Reno, Nevada. The remaining undivided tenant in common interest was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor. The seller was not an affiliate of the Company or the Advisor. The Company’s $2,852,000 proportionate share of the total purchase price consisted of $1,772,000 in cash and $1,080,000 in debt.   The Advisor is the managing member of NNN Reno Trademark, LLC.  The building was 100% occupied as of September 30, 2002.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE - Continued

On January 11, 2002, NNN County Center-12, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building in Temecula, California.  The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which purchased the building on September 28, 2001 for a purchase price of $5,395,000.  The Company’s $1,029,000 proportionate share of the total purchase price consisted of $515,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The building was 100% occupied as of September 30, 2002.

On March 15, 2002, T REIT - City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West “A” Building, a 105,964 square foot office building located in Las Vegas, Nevada.  The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC.  The seller was not an affiliate of the Company or the Advisor.  The total purchase price for the City Center West “A” Building was $21,670,000.  The Company’s $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC. The building was 93% occupied as of September 30, 2002.

On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000.  NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167, 486 square foot office park located in Lake Forest, California.  The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC’s proportionate share of the purchase price was $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt. The buildings were 85% occupied as of September 30, 2002.

On April 17, 2002, T REIT – Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the “Property”), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company.  The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2-acre parcel of land for a purchase price of $75,000 in cash.  The 2-acre parcel of land, which was 100% owned by the Company, was subsequently sold (see Note 11).  The Company’s proportionate share of the Property’s purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt. The Property was 92% occupied as of September 30, 2002.

On September 25, 2002, T REIT – Saddleback Financial L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 25.0% tenant in common interest in the Saddleback Financial Center located in Laguna Hills, California. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Saddleback Financial, LLC, an affiliate of the Company.  The Advisor is the managing member of NNN Saddleback Financial, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $11,072,500.   The Company’s proportionate share of the Property’s purchase price was approximately $2,687,500 including $775,000 in cash and $1,912,500 in debt. The Property was 86% occupied as of September 30, 2002.

The Company is jointly and severally liable for the entire amount of the debt in connection with the above acquisitions (see Note 10).

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

4.  INVESTMENTS IN UNCONSOLIDATED REAL ESTATE - Continued

An unaudited, condensed, combined historical balance sheet for the Company’s equity method investments described above is presented below.

September 30, 2002

Real estate operating properties	$69,065,440
Other assets	2,700,465

Total assets	$71,765,905

Notes payable secured by real estate operating properties	$41,646,195
Other liabilities	964,435

Total liabilities	42,610,630
Total equity	29,155,275

Total liabilities and equity	$71,765,905

The Company’s equity	$15,071,164

Unaudited, condensed, combined historical income statements for the Company’s equity method investments described above are presented below.

	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002

Revenues	$3,780,777	$1,749,868
Rental and other expenses	1,872,766	1,127,340
Interest expense	814,587	330,503

Net earnings	$1,093,424	$292,026

The Company’s equity in net earnings	$601,725	$191,442

5.  NOTES RECEIVABLE FROM RELATED PARTY

On September 30, 2002, W REIT, L.P., an affiliated entity, and Brookings Mall-Mandel, LLC, an unaffiliated third party, (collectively “WREIT”) repaid all principal and associated interest due to the Company on its $1,380,000 mortgage loan. The Company advanced $900,000 to WREIT in December, 2000, an additional $50,000 during 2000, and $430,000 in March 2001. These loans were combined and were evidenced by one mortgage note receivable with interest at 12% per year, originally due in June 2001. The Company granted WREIT several extensions on this note, the most recent of which extended the maturity date from June 30, 2002 to September 30, 2002. WREIT used the proceeds from the original loans to retire outstanding debt on the collateral property.

Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, LLC, the advisor to both Western REIT, Inc. and the Company.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

5.  NOTES RECEIVABLE FROM RELATED PARTY - Continued

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

In connection with the Offering, the Company incurred approximately $141,828 of costs related to the issuance and distribution of Shares during the quarter ended September 30, 2002.  Such amount includes a total of approximately $24,000 paid to the dealer manager (NNN Capital Corporation, which is wholly owned by the Company’s CEO), and is principally comprised of sales commissions, underwriting discounts, and certain fees.  In addition, approximately $60,000 was paid to the Advisor.  Miscellaneous printing and legal expenses comprised the remainder of these costs.

As of September 30, 2002, the Company had repurchased 20,850 shares of its common stock at an average cost of approximately $9.26 per share under its Share Repurchase Plan.  The excess of the cost of this treasury stock over the par value has been charged to additional paid-in-capital.

7.  ADVISORY FEES

The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement.  In addition to fee compensation, the Advisor was reimbursed for organizational and offering costs it incurred on behalf of the Company.  During the quarter ended September 30, 2002, approximately $60,000 in fee and costs reimbursements were paid by the Company to the Advisor from Offering proceeds, and no amounts are currently due the Advisor.

8.  DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a DRIP that allowed Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions.  The Company registered and reserved 700,000 shares for distribution pursuant to the DRIP.  As of May 31, 2002, the date the Company discontinued the DRIP, the Company has sold 69,676 shares of common stock under the DRIP for a total of approximately $630,000.

9.  STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan.  Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan.

In May, 2002, the Company granted 10,000 options under the Independent Director Stock Option Plan and 45,000 options to its Chief Executive Officer under the Officer and Employee Stock Option Plan.  No other options were granted or forfeited under either of the above stock option plans during the quarter ended September 30, 2002.  As of September 30, 2002, stock options for a total of 165,000 shares were issued and outstanding under both plans and none of the options granted under either of these stock option plans have been exercised.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

10. COMMITMENTS AND CONTINGENCIES

In connection with the sale of the Christie Street Building, the Company agreed to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Christie Street Building is a single tenant office building and the former tenant’s lease expired on August 31, 2002. Management has been informed by the new owner that the current tenant did not renew the lease and the Company has assumed its obligations under the master lease beginning with rent for the month of October 2002.  The Advisor has agreed to indemnify the Company against any current and future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001.

The Company is jointly and severally liable for the entire $2,700,000 balance of the note in connection with the acquisition of the Trademark Building. The note is secured by a deed of trust with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest on this note were originally due September 2002 but the Company negotiated an extension with the lender through December 2002.

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

In connection with the acquisition of the membership interest in NNN Pacific Corporate Park 1, LLC, such entity is jointly and severally liable on a $15,500,000 mortgage loan on Pacific Corporate Park from CIBC, Inc.  The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers’ election upon payment of a 0.25% fee upon each extension. The initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR. After the initial 60-day rate lock period, the borrowers locked $2,000,000 of the loan at a spread of 3.25% over 30-day LIBOR and the balance of the loan at a spread of 3.25% over 60-day LIBOR.

In connection with the acquisition of the Titan Building and Titan Plaza, the Company’s wholly-owned subsidiary, T REIT – Titan Plaza, L.P., is jointly and severally liable on a $6,000,000 mortgage loan. The loan terms include a variable rate of 3.25% over 30-day LIBOR, subject to a 5.25% floor rate, with a 30-year amortization period due May 2004.

In connection with the acquisition of the Saddleback Financial Center, the Company’s wholly-owned subsidiary, T REIT – Saddleback Financial L.P., is jointly and severally liable on a $7,650,000 mortgage loan. The loan terms include a variable rate of 0.5% over the Wall Street Journal Prime Rate, subject to a 5.00% floor rate, with a 30-year amortization period due September 2007.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 147, “Acquisitions of Certain Financial Institutions,” was issued in October 2002. SFAS 147 addresses acquisitions of financial institutions and intangible assets associated with financial institutions. The provisions of SFAS 147 call for acquisitions of financial institutions to be accounted for in accordance with SFAS 141 and 142 and intangible assets associated with financial institutions to be accounted for in accordance with SFAS 144. SFAS 147 is effective for such activities as October 1, 2002. The Company does not expect SFAS 144 to have a material impact on its financial statements.

12. SUBSEQUENT EVENTS

The Company plans to purchase Gateway Mall (the “Property”), Bismark, North Dakota, a 333,210 square foot regional mall originally build in 1979 with renovations completed in 1988, for $9,000,000 from an unaffiliated third party. The Company has a $100,000 nonrefundable deposit on the Property. The Property was approximately 80% occupied at September 30, 2002. The Advisor is expected to receive a real estate commission of approximately $180,000 in connection with the purchase of the Property. Management expects the transaction to close in December, 2002.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.  Such financial statements have been prepared to reflect the Company’s financial position as of September 30, 2002 and December 31, 2001, together with the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

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

Public Offering of Equity Securities/Use of Proceeds

          Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Shares”, and collectively the “Offering”) at a price of $10 per share and additional shares for the other purposes as described below.  The Registration Statement was declared effective on February 22, 2000.  On February 22, 2002, the Company deregistered 5,000,000 of the shares available for sale to the public. With the deregistration of these shares, the Company offered a maximum of 6,750,000 shares as follows:  (i) 5,000,000 shares available for distribution to the public on a “best efforts” basis, (ii) 700,000 shares for distribution under the dividend reinvestment program, (iii) 250,000 shares issuable in connection with warrants granted to broker-dealers, and (iv) 800,000 shares issuable in connection with options granted under stock option plans.  The Company subsequently extended the Offering through May 31, 2002.  The Offering terminated on May 31, 2002 with 4,720,176 shares sold and the Registration Statement was amended to withdraw the remaining unsold shares from registration.

          At the termination of the Company’s Offering, aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000.  As discussed below, the Company has principally used the net Offering proceeds from the sale of shares to purchase real estate properties.  As of September 30, 2002, the Company had a maximum of approximately $5,598,057 in cash available to invest in such properties after deduction of selling commissions, marketing support and due diligence reimbursement fees and miscellaneous acquisition expenses.  The Company intends to finance property acquisitions with a combination of cash and debt secured by the acquired properties.

Funds From Operations

          Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as funds from operations (“FFO”) which it believes accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States (“GAAP”) less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

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

         FFO were $802,238 for the quarter ended September 30, 2002 compared to FFO of negative $24,049 for the quarter ended September 30, 2001. FFO were $2,002,617 for the nine months ended September 30, 2002 compared to FFO of $191,735 for the nine months ended September 30, 2001. The Company’s FFO were calculated according to the table below:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$1,322,582	$(264,284)	$560,217	$(231,916)
Add:
Depreciation and amortization	680,035	456,019	242,021	207,867

Funds from operations	$2,002,617	$191,735	$802,238	$(24,049)

Weighted average common shares outstanding – fully diluted	4,032,641	1,155,072	4,949,521	1,598,058

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

          The comparability of the financial information discussed below is materially impacted by eight significant property transactions completed during the nine months ended September 30, 2002.  During the quarter ended March 31, 2002, the Company purchased 16% and 89.125% tenant in common interests in a 77,582 square foot office/distribution building and a 105,964 square foot office building, respectively, and also purchased a 38% membership interest in an LLC owning a 60% tenant in common interest in a 166,785 square foot, six-building office park.  During the quarter ended June 30, 2002, the Company purchased a 48.50% tenant in common interest in a 131,527 square foot office building.  In addition, during the quarter ended September 30, 2002, the Company purchased a 68,400 square foot flex/service center and a 25% undivided tenant in common interest in a 72,711 square foot office building and sold 26% and 16.5% undivided tenant in common interests in two shopping centers containing 21,455 square feet and 126,322 square feet, respectively.  For more information on the Company’s acquisitions and dispositions, see “Acquisitions” and "Depositions" below and Notes 3 and 4 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Acquisitions

          On August 22, 2002, TREIT - University Heights, LP, a wholly owned subsidiary of T REIT, L.P., purchased the University Heights Business Park, a 68,400 square foot flex/service center consisting of two one-story buildings, each comprised of 34,200 feet on approximately 6 acres located in San Antonio, Texas.  The seller was not an affiliate of the Company or the Advisor. The total purchase price for the University Heights Business Park was $6,750,000 in cash. The Advisor received a real estate commission of approximately $150,000 in connection with this purchase.  The building was 96% occupied as of September 30, 2002.

          On September 25, 2002, T REIT – Saddleback Financial L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 25.0% tenant in common interest in the Saddleback Financial Center located in Laguna Hills, California. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Saddleback Financial, LLC, an affiliate of the Company.  The Advisor is the managing member of NNN Saddleback Financial, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the Saddleback Financial Center was $11,072,500.   The Company’s proportionate share of the building’s purchase price was approximately $2,687,500 including $775,000 in cash and $1,912,500 in debt; however, the Company and NNN Saddleback Financial, LLC are jointly and severally liable for the full amount of the $7,650,000 loan. The building was 86% occupied as of September 30, 2002.

          The number of other properties or investments in unconsolidated real estate to be acquired depends upon management’s strategy in deploying the Company’s cash and the amount and nature of loan funds available to the Company.  Management is currently considering other potential acquisitions.  The decision to acquire one or more of these properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make further investments in unconsolidated real estate.

          The increase in buildings, improvements and land from a combined total of to $41,323,272 as of September 30, 2002 from a combined total of $35,877,850 as of December 31, 2002 was due to the acquisition of the University Heights Business Park which was partially offset by the sale of the 26% and 16.5% undivided tenant in common interests in Sequin Corners Shopping Center and Plaza del Rey Shopping Center, respectively (see Dispositions below) during the quarter ended September 30, 2002 (see Note 3). These undivided tenant in common interests had been consolidated on a pro rata basis with the Company’s operations.  The increase in investment in unconsolidated real estate to $15,071,164 as of September 30, 2002 from $1,878,037 as of December 31, 2001 was due to the eight acquisitions of undivided tenant in common and LLC membership interests that occurred during the nine months ended September 30, 2002 (see Note 4).  In addition the increase in cash from $3,647,159 as of December 31, 2001 to $5,367,057 as of September 30, 2002 due to net Offering proceeds was partially offset by cash used in acquisitions.

Dispositions

          On August 12, 2002, the Sequin Corners Shopping Center was sold for $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT-Sequin, LLC, a wholly-owned subsidiary of the Company, amounted to $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

          On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000. The proportionate sale price of the 16.5% undivided tenant in common interest in the property owned by TREIT- PDR, LLC, a wholly-owned subsidiary of the Company, amounted to approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

The Company realized a combined gain on sale of approximately $173,000 from the sale of the two undivided tenant in common interests described above.

Refinancing of Properties

          During September 2002, the Advisor, acting on behalf of the tenants in common, secured an extension of the note on the Trademark Building.  The Company is jointly and severally liable for the entire $2,700,000 balance of the note in connection with the acquisition of the Trademark Building. The note is secured by a deed of trust with interest at the 30-day LIBOR plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest on this note were originally due September 2002, however the Advisor negotiated an extension with the lender through December 2002 to provide time to secure more favorable financing.  The Company is jointly and severally liable with the other tenants in common for the total debt.  For more information, see Note 10 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Financial and Operating Results

          As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions during the nine months ended September 30, 2002.

          Net income was $560,217 or $.12 per fully diluted common share for the quarter ended September 30, 2002 compared to a net loss of $231,916 or $.15 per fully diluted common share for the quarter ended September 30, 2001.  Net income was $1,322,582 or $.33 per fully diluted common share for the nine months ended September 30, 2002 compared to a net loss of $264,284 or $.23 per fully diluted common share for the nine months ended September 30, 2001.

Funds From Operations.  As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $802,238 for the quarter ended September 30, 2002 compared to FFO of negative $24,049 for the quarter ended September 30, 2001. FFO were $2,002,617 for the nine months ended September 30, 2002 compared to FFO of $191,735 for the nine months ended September 30, 2001.  The Company’s FFO were calculated according to the table below:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$1,322,582	$(264,284)	$560,217	$(231,916)
Add:
Depreciation and amortization	680,035	456,019	242,021	207,867

Funds from operations	$2,002,617	$191,735	$802,238	$(24,049)

Wtd avg common shares outstanding – fully diluted	4,032,641	1,155,072	4,949,521	1,598,058

Rental Income. Rental income consists of minimum monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants.  Rental income increased to $1,246,101 for the quarter ended September 30, 2002, a net increase of $78,856 compared to rental income of $1,167,245 for the quarter ended September 30, 2001.  Rental income increased approximately $97,000 due to acquisition of the University Heights Business Park during the quarter.  Rental income also increased approximately $56,000 due to a combination of higher average occupancy and increased rents at the Northstar, Thousand Oaks and Pahrump shopping centers.  The increase in rental income was partially offset by a decrease of approximately $15,000 in rental income resulting from the sales of the Seguin Corners and Plaza del Rey shopping centers and a decrease of $60,000 in rental income due to the sale of the Christie Street Building.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Rental income increased $986,325 to $3,832,187 for the nine months ended September 30, 2002 from $2,845,862 for the nine months ended September 30, 2001.  Ownership of Pahrump Valley Shopping Center (for full nine months) and University Heights Business Park contributed approximately $916,000 of increased rental income compared to the first nine months of the prior year.  Rental income also increased approximately $250,000 due to a combination of higher average occupancy and increased rents at the Northstar, Thousand Oaks and Pahrump shopping centers.  The increase in rental income for the nine months ended September 30, 2002 was partially offset by a $180,000 decrease in rental income due to the sale of the Christie Street Building.

Interest Income.  Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $16,729 to $66,323 for the quarter ended September 30, 2002 from $49,594 for the quarter ended September 30, 2001. This increase is due primarily to approximately $12,600 in interest earned on the $595,000 8.5% short-term first mortgage note outstanding to the buyer of the Christie Street Building and approximately $4,100 in interest earned on the Company’s higher average cash balances.

Interest income increased by $113,288 to $254,808 for the nine months ended September 30, 2002 from $141, 520 for the nine months ended September 30, 2001. This increase is due primarily to approximately $37,600 interest earned on the $595,000 8.5% short-term first mortgage note outstanding to the buyer of the Christie Street Building and approximately $75,600 in interest earned on the company’s higher average cash balances.

Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property and asset management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses decreased by a net amount of $86,790 to $330,672 for the quarter ended September 30, 2002 from $417,462 for the quarter ended September 30, 2001. Rental expenses decreased approximately $154,000 compared to the prior year quarter due to management’s decision to end the accrual and payment of asset management fees in accordance with the Company’s organizational documents.  The Company’s Advisor refunded all asset management fees to the Company by the end of 2001.  Excluding asset management fees, rental expenses increased by a net amount of approximately $67,200 compared to the prior year quarter.  Of this increase, approximately $62,000 resulted from combined net increases in maintenance, repair, property management and tax expenses at the Thousand Oaks and Pahrump shopping centers and approximately $15,000 due to the additional rental expenses resulting from the acquisition of University Heights Business Park.  The increase in rental expenses for the quarter was partially offset by a $10,000 decrease in rental expenses due to the sale of the Christie Street Building.

Rental expenses increased by a net amount of $16,262 to $998,346 for the nine months ended September 30, 2002 from $982,084 for the nine months ended September 30, 2001.  Excluding approximately $336,000 in asset management fees accrued and paid during the nine months ended September 30, 2001 and subsequently refunded by the Company’s Advisor as noted in the paragraph above, rental expenses increased by a net amount of $352,014 compared to the prior nine months ended September 30, 2002. The primary components of this increase were approximately $216,000 in combined net increases in maintenance, repair, property management and tax expenses at the Thousand Oaks and Northstar shopping centers and approximately $146,000 related to the longer ownership of Pahrump Valley Shopping Center.  In addition, approximately $15,000 of the increase was due to the additional rental expenses resulting from the acquisition of University Heights Business Park.  The increase in rental expenses for the quarter was partially offset by a $33,000 decrease in rental expenses due to the sale of the Christie Street Building.

General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses decreased by a net amount of $245,413 to $68,269 for the quarter ended September 30, 2002 from $313,682 for the quarter ended September 30, 2001. The primary component of this decrease was a decline of approximately $226,000 in accounting, legal and printing expenses resulting from both the termination of the Company’s Offering on May 31, 2002 and a difference in the timing of the accrual of these expenses relative to the prior year quarter.  Management expects accounting, legal and printing expenses to generally remain at a lower level due to the termination of the Company’s Offering, but these expenses will be subject to fluctuation depending primarily on the Company’s acquisition and disposition activity and associated SEC reporting requirements.  In addition, travel expenses declined by approximately $19,000 due to a decline in the Company’s acquisition activity.

General and administrative expenses increased by a net amount of $24,985 to $483,649 for the nine months ended September 30, 2002 from $458,664 for the nine months ended September 30, 2001.  The major components of this increase included an increase of approximately $102,000 in fees paid to the Company’s attorneys primarily associated with the termination of the Company’s Offering on May 31, 2002 and a decrease of approximately $77,000 in miscellaneous items including a $20,000 reduction in travel expenses due to a decline in the Company’s acquisition activity.  As noted in the paragraph above, management expects accounting, legal and printing expenses to generally remain at a lower level due to the termination of the Company’s Offering.  However, these expenses will be subject to fluctuation depending primarily on the Company’s acquisition and disposition activity and associated SEC reporting requirements.  Management expects that other miscellaneous general and administrative expenses will tend to increase in proportion to the Company’s growing portfolio of properties and investments in unconsolidated real estate.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization.  Depreciation and amortization expense increased by $34,154 to $242,021 for the quarter ended September 30, 2002 from $207,867 for the quarter ended September 30, 2001. This increase resulted primarily from the acquisition of University Heights Business Park which added approximately $23,000 to depreciation and amortization expense.  The remainder of the increase resulted from increased amortization of lease commissions.

Depreciation and amortization expense increased by $224,016 to $680,035 for the nine months ended September 30, 2002 from $456,019 for the nine months ended September 30, 2001. This increase resulted primarily from the acquisitions of the Pahrump Valley Junction Shopping Center and University Heights Business Park which added approximately $118,000 and $23,000, respectively, to depreciation and amortization expense and an increase of approximately $106,000 in amortization expense related to tenant improvements at Thousand Oaks Shopping Center.  Additionally, the sale of the Christie Street Building reduced depreciation and amortization expense by approximately $23,000 compared to the prior year quarter.

Interest Expense.  Interest expense consists of mortgage interest paid on the Company’s properties. Interest expense decreased by $48,739 to $475,670 for the quarter ended September 30, 2002 from $524,409 for the quarter ended September 30, 2001.  The refinancing of Thousand Oaks Shopping Center and the sale of the Christie Street Building reduced interest expense during the quarter ended September 30, 2002 by approximately $37,000 and $16,500, respectively, relative to the prior year quarter.  This decrease was partially offset by an increase of approximately $9,000 in interest expense due to the refinancing of Northstar Shopping Center.

Interest expense increased by $7,527 to $1,377,091 for the nine months ended September 30, 2002 from $1,369,564 for the nine months ended September 30, 2001. The acquisition of the Pahrump Valley Junction Shopping Center added approximately $314,000 to interest expense during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The refinancing of Thousand Oaks Shopping Center and the sale of the Christie Street Building reduced interest expense during the quarter ended September 30, 2002 by approximately $248,000 and $54,000, respectively.  In addition, operational interest incurred by T REIT, L.P. for short-term bridge loans from the Advisor to facilitate acquisitions in anticipation of Offering proceeds declined by approximately $24,000. This decrease was partially offset by an increase of approximately $19,000 in interest expense due primarily to the refinancing of Northstar Shopping Center.

Equity in Net Earnings of Unconsolidated Real Estate.  The Company accounts for its investments in unconsolidated real estate using the equity method of accounting.  For the quarter ended September 30, 2002, the Company’s equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC, Titan Building and Titan Plaza and Saddleback Financial Center amounted to $191,442.  Management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the Company’s fourth fiscal quarter ending December 31, 2002  compared to the quarter ended September 30, 2002 as the full impact on earnings from the purchase of the undivided tenant in common interest in Saddleback Financial Center is realized.

For the nine months ended September 30, 2002, the Company’s equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC, Titan Building and Titan Plaza and Saddleback Financial Center amounted to $601,725.  Management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the remainder of 2002 and 2003 as the full impact on earnings from the Company’s purchase of undivided tenant in common interests is realized over subsequent quarters.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Building and Lease Information

As of September 30, 2002

Property Name	Location	Ownership %	Square Feet			Occupancy %

			Total	Leased	Available

Northstar	Garland, TX	100.00%	67,560	59,480	8,080	88.04%
Thousand Oaks	San Antonio, TX	100.00	162,864	154,973	7,891	95.15
Pahrump	Pahrump, TX	100.00	105,721	104,657	1,064	98.99
Trademark	Reno, NV	40.00	75,257	75,257	—	100.00
City Center West A	Las Vegas, NV	89.13	105,964	96,777	9,187	91.33
Pacific Corporate Park	Lake Forest, CA	22.76	166,785	141,773	25,012	85.00
County Center Drive	Temecula, CA	16.00	77,582	77,582	—	100.00
Titan Building & Plaza	San Antonio, TX	48.50	131,527	121,043	10,484	92.03
University Heights	San Antonio, TX	100.00	68,400	65,550	2,850	95.83
Saddleback Financial	Laguna Hills, CA	25.00	71,243	57,083	14,160	80.12

			1,032,903	954,175	78,728	92.38%

As of September 30, 2002

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases	% of Total Leased Square Footage Represented By Expiring Leases	Annual Minimum Rent Under Expiring Leases

2002	7	21,547	2.26%	$235,176
2003	20	47,928	5.02	1,087,282
2004	20	69,834	7.32	1,384,577
2005	22	143,954	15.09	2,020,208
2006	18	60,868	6.38	827,394

Total Portfolio	87	344,131	36.07%	$5,554,637

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

          Capital Resources

          At September 30, 2002, the Company had $5,367,057 of cash to meet its immediate short-term liquidity requirements.  Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company’s portfolio.  Cash and cash equivalents increased since December 31, 2001 principally as a result of the increase in net proceeds from the Company’s Offering which terminated May 31, 2002.

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

          Cash dividends for the nine months ended September 30, 2002 increased $1,635,885 to $2,345,869 from $709,984 for the nine months ended September 30, 2001.  The Company currently pays cash dividends monthly at an annual rate of 8.25%. For the nine months ended September 30, 2002 approximately 44% of dividends declared and paid represented a return of capital for federal income tax purposes.  In comparison, all dividends declared and paid for the nine months ended September 30, 2001 represented a return of capital for federal income tax purposes.  Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

          Cash Flows From Operating Activities

          Net cash provided by operating activities was $1,274,765 for the nine months ended September 30, 2002 compared to net cash used in operating activities of $203,420 for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, cash flows from operating activities increased primarily due to the approximately $457,000 and $435,000 net contributions to cash flow from Thousand Oaks Shopping Center as a result of reduced interest expense due to refinancing and improved operating performance and Pahrump Valley Shopping Center due to the Company’s longer ownership period of the property relative to the prior year nine-month period, respectively.  Other cash sources included a $464,005 increase in accounts payable and accrued expenses resulting primarily from increases of approximately $442,000 and $273,000 in accrued property taxes and accrued distributions and a concurrent decrease of approximately $335,000 in accrued expenses.  During the nine months ended September 30, 2002, the Company also received $300,000 in reimbursements from the Advisor for offering costs in excess of 2.5% of the Company’s gross Offering proceeds.   Net uses of cash included increases of $401,827 in trade receivables and $424,607 in other assets.

          Management expects cash flows from operating activities to increase due to the acquisition of additional properties and investments in unconsolidated real estate.   Management is currently considering other potential acquisitions of properties and investments in unconsolidated real estate.  The decision to acquire one or more of these properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

          Cash Flows Used In Investing Activities

          Net cash used in investing activities amounted to $15,719,818 for the nine months ended September 30, 2002 compared to $7,188,703 for the nine months ended September 30, 2001. The increased use of cash for investing activities resulted primarily from $12,591,402 in investments in unconsolidated real estate and $6,884,785 in direct purchases of real estate as the Company continued to build its portfolio of properties through the purchase of tenant in common interests and direct investment through the quarter ended September 30, 2002.  During the nine months ended September 30, 2001, the Company used $4,907,864 for the direct purchase of real estate properties (Pahrump Valley Shopping Center) and $1,816,079 for the acquisition of investments in unconsolidated real estate.  The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. The Company incurred $58,780 in incidental expenses related to property improvements during the nine months ended September 30, 2002, however, management may conclude that expenditures to improve properties purchased after September 30, 2002 are necessary and/or desirable.

          Cash Flows From Financing Activities

          Cash provided by financing activities amounted to $16,164,951 for the nine months ended September 30, 2002 compared to $9,643,912 for the nine months ended September 30, 2001. The primary reason for the increase was $19,489,232 raised through the Company’s Offering (net of offering costs) during the nine months ended September 30, 2002 compared to $10,458,581 raised during the nine months ended September 30, 2001.  Partially offsetting the amount raised through the Company’s Offering was the $2,345,869 in cash dividends paid to shareholders during the nine months ended September 30, 2002 compared to $709,984 for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002 and 2001, the Company paid offering costs of approximately $2,740,346 and $1,390,00, respectively. The Company has not incurred significant offering costs since the termination of the Offering on May 31, 2002.

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

          The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

          The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can secure a line of credit to finance any temporary cash flow deficits. Additionally, the Company’s cash position of $5,367,057 at September 30, 2002 could be used to compensate for any temporary cash flow deficits.  In general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property.  The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Subsequent Events

        Obligations Under Master Lease

In connection with the sale of the Christie Street Building, the Company agreed to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Christie Street Building is a single tenant office building and the former tenant’s lease expired on August 31, 2002. Management has been informed by the new owner that the current tenant did not renew the lease and the Company has assumed its obligations under the master lease beginning with rent for the month of October 2002.  The Advisor has agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001.

T REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Proposed Acquisition

The Company plans to purchase Gateway Mall (the “Property”), Bismark, North Dakota, a 333,210 square foot regional mall originally built in 1979 with renovations completed in 1988, for $9,000,000 from an unaffiliated third party. The Company has a $100,000 nonrefundable deposit on the Property. The Property was approximately 80% occupied at September 30, 2002. The Advisor is expected to receive a real estate commission of approximately $180,000 in connection with the purchase of the Property. Management expects the transaction to close in December, 2002.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  The adoption of SFAS No. 144 did not significantly effect the accompanying 2002 financial statements and is not presently expected to have a significant impact on the Company’s future financial statements. As stated in its April 5, 2002 National Policy Bulletin (the “Bulletin”), NAREIT believes that since SFAS No. 144 does not change bottom-line net income, it should not change “bottom-line FFO.” Thus, the Bulletin states that relevant financial items from income-producing properties whether currently in use, held for sale, sold or otherwise transferred should be included in FFO for both current and prior periods.

The Company’s FFO reporting complies with NAREIT’s policy described in the preceding paragraph.

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

SFAS No. 147, “Acquisitions of Certain Financial Institutions,” was issued in October 2002. SFAS 147 addresses acquisitions of financial institutions and intangible assets associated with financial institutions. The provisions of SFAS 147 call for acquisitions of financial institutions to be accounted for in accordance with SFAS 141 and 142 and intangible assets associated with financial institutions to be accounted for in accordance with SFAS 144. SFAS 147 is effective for such activities as October 1, 2002. The Company does not expect SFAS 144 to have a material impact on its financial statements.

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

As of  September 30, 2002

	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$69,688	$291,933	$314,223	$338,219	$364,049	$13,630,937
Average interest rate on maturing debt	7.46%	7.46%	7.46%	7.46%	7.46%	7.46%
Variable rate debt	—	—	$8,750,000	—	—	—
Average interest rate on maturing debt	—	—	7.50%	—	—	—

The estimated fair value of the Company’s variable-rate debt approximates its September 30, 2002 carrying amount.  Variable-rate debt secured by the Company’s properties bears interest at 7.50% as of September 30, 2002 and averaged approximately 7.35% on a weighted average basis during the quarter then ended.

Item 4.  CONTROLS AND PROCEDURES.

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures during the month of September 2002.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

10.13

Purchase and Sale Agreement dated November 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated July 24, 2002, by and between Transwestern Heights, L.P. and Triple Net Properties, LLC (included as Exhibit 10.14 to Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)

On September 5, 2002, the Company filed a Current Report on Form 8-K dated August 22, 2002 describing the Company’s  purchase of the University Heights Business Park in San Antonio, Texas.  No financial statements were filed as part of this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 14, 2002

T REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson President and Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL

William C. Daniel Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony W. Thompson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of T REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ANTHONY W. THOMPSON

Anthony W. Thompson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Daniel, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of T REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/ s/ WILLIAM C. DANIEL

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

10.13

Purchase and Sale Agreement dated November 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated July 24, 2002, by and between Transwestern Heights, L.P. and Triple Net Properties, LLC (included as Exhibit 10.14 to form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer