Form 10-Q/A
period 2002-06-30
T REIT INC
filed 2002-12-10
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO REPORT ON FORM 10-Q

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

This Amendment No. 1 to the Form 10-Q dated June 30, 2002 is filed to amend and correct (a) the omission of approximately $156,000 in depreciation expense related to the Company’s investments in unconsolidated real estate contained in the Company’s unaudited June 30, 2002 Condensed Consolidated Financial Statements on pages 4 through 7 and Notes 1, 3 and 4 thereto on pages 9, 10 and 11, respectively, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 18 and page 20, and (b) the equity in net earnings of unconsolidated real estate reported in the Company’s unaudited pro forma condensed combined consolidated statement of operations for the six-month period ended June 30, 2002 included in its Form 8-K/A filed November 5, 2002 regarding the Company’s August 2002 acquisition of the University Heights Business Park in San Antonio, Texas.

The restated financial statement described in (b) above is included in Item 5 of Part II (“Other Information”) of this quarterly report.

T REIT, INC.

FORM 10-Q/A
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

PART I    FINANCIAL INFORMATION

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

T REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited, As Restated)
ASSETS
Real estate operating properties
Land	$9,001,043	$8,926,043
Buildings and improvements	26,991,271	26,951,837
Investments in unconsolidated real estate	14,299,038	1,878,037

	50,291,352	37,755,917
Less: accumulated depreciation and amortization	(943,399)	(594,381)

Total real estate operating properties	49,347,953	37,161,536
Cash and cash equivalents	12,206,568	3,647,159
Real estate deposits	—	631,500
Accounts receivable	568,465	293,163
Accounts receivable from related parties	223,971	627,000
Other assets, net	908,272	698,420
Notes receivable	591,479	595,000
Notes receivable from related parties	1,408,448	1,787,579

Total assets	$65,255,156	$45,441,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,216,373	$748,317
Security deposits and deferred revenue	124,550	190,156
Notes payable	25,061,566	24,737,461

Total liabilities	26,402,489	25,675,934
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 and 2,470,487 shares issued and 4,707,826 and 2,470,487 shares outstanding at June 30, 2002 and December 31, 2001, respectively	47,078	24,705
Additional paid-in capital, net of offering costs of $5,575,464 and $2,976,946 at June 30, 2002 and December 31,2001, respectively	38,607,638	20,305,132
Retained earnings (accumulated deficit)	197,951	(564,414)

Total shareholders’ equity	38,852,667	19,765,423

Total liabilities and shareholders’ equity	$65,255,156	$45,441,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002 (As Restated)	2001	2002 (As Restated)	2001
Revenues
Rental Income	$2,586,086	$1,678,617	$1,290,610	$1,056,277
Interest Income	188,485	91,926	77,395	51,782

	2,774,571	1,770,543	1,368,005	1,108,059

Expenses
Rental expenses	667,674	564,622	330,238	375,497
General and administrative	415,380	144,981	277,529	125,488
Depreciation and amortization	438,014	248,152	208,425	151,503
Interest	901,421	845,155	476,422	470,899

	2,422,489	1,802,910	1,292,614	1,123,387

Income (loss) before equity in earnings of unconsolidated real estate	352,082	(32,367)	75,391	(15,328)
Equity in net earnings of unconsolidated real estate	410,283	—	356,150	—

Net income (loss)	$762,365	$(32,367)	$431,541	$(15,328)

Net income (loss) per common share:
Basic	$0.23	$(0.03)	$0.11	$(0.01)

Diluted	$0.21	$(0.03)	$0.10	$(0.01)

Weighted average number of common shares outstanding:
Basic	3,366,673	933,579	3,937,623	1,085,042

Diluted	3,574,201	933,579	4,158,901	1,085,042

Dividends declared per common share	$0.30	$.40	$0.18	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2002
(Unaudited, As Restated)

	Number of Shares	Par Value	Additional Paid-in Capital, net	Retained Earnings (Accumulated Deficit)	Total
BALANCE—December 31, 2001	2,470,487	$24,705	$20,305,132	$(564,414)	$19,765,423
Issuance of common stock, net	2,237,339	22,373	19,712,763	—	19,735,136
Distributions	—	—	(1,410,257)	—	(1,410,257)
Net income	—	—	—	762,365	762,365

BALANCE—June 30, 2002	4,707,826	$47,078	$38,607,638	$197,951	$38,852,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2002 (As Restated)	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$762,365	$(32,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in net earnings of unconsolidated real estate	(410,283)	—
Depreciation and amortization	438,014	248,152
Change in operating assets and liabilities:
Accounts receivable	(275,302)	(249,468)
Accounts receivable from related parties	403,029	—
Other assets	(298,848)	(197,380)
Accounts payable and accrued expenses	468,056	(216,031)
Security deposits and deferred revenue	(65,606)	40,999

Net cash provided by (used in) operating activities	1,021,425	(406,095)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of real estate properties	(75,000)	(4,774,274)
Real estate property improvements	(39,434)	—
Notes receivable	3,521	—
Notes receivable from related parties	379,131	(430,000)
Real estate deposits	631,500	13,240
Investment in unconsolidated real estate	(12,010,718)	—

Net cash (used in) investing activities	(11,111,000)	(5,191,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	19,735,136	5,632,134
Proceeds from refinancing notes payable	456,237	1,500,000
Principal payments on notes payable	(132,132)	(550,615)
Distributions to shareholders	(1,410,257)	(377,500)

Net cash provided by financing activities	18,648,984	6,204,019

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,559,409	606,890
CASH AND CASH EQUIVALENTS—beginning of period	3,647,159	248,077

CASH AND CASH EQUIVALENTS—end of period	$12,206,568	$854,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$980,753	$944,206

Taxes	$1,730	$1,600

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

As of December 31, 1999, the Company operated as a development stage enterprise. In September 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. The Company generated positive cash flow from operating activities during the quarters ended March 31, 2002 and June 30, 2002. Approximately 46% of dividends distributed during the six months ended June 30, 2002 are effectively a return of capital for tax purposes, as the Company has not generated sufficient profits to support the full $1,410,257 in dividends paid during the six months ended June 30, 2002. All dividends distributed from inception to December 31, 2001 also represent a return of capital for tax purposes. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of lawfully available funds.

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

The status of certain transactions and other matters discussed in the notes below has changed since the Company filed its Form 10-Q on August 14, 2002. See the Company’s September 30, 2002 Form 10-Q for the November 14, 2002 status of such matters.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

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

3.    REAL ESTATE OPERATING PROPERTIES

The Company’s real estate operating properties at June 30, 2002 consist of the following:

	Percentage Ownership	Land	Buildings and Improvements	Total (As Restated)
Northstar Shopping Ctr, TX	100.0%	$982,768	$3,113,121	$4,095,889
Plaza Del Rey Shopping Ctr, TX	16.5	209,783	605,398	815,811
Seguin Corners Shopping Ctr, TX (See Note 11)	26.0	160,855	472,714	633,569
Thousand Oaks Shopping Ctr, TX	100.0	3,285,138	9,881,862	13,167,000
Pahrump Valley Junction Shopping Ctr, NV	100.0	4,287,499	12,911,189	17,198,688
Titan Building & Titan Plaza Adjacent Land, TX	100.0	75,000	6,987	81,987
Investments in unconsolidated real estate (see Note 4)		—	—	14,299,038

		9,001,043	26,991,271	50,291,352
Less: accumulated depreciation and amortization		—	(943,399)	(943,399)

		$9,001,043	$25,967,872	$49,347,953

4.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

Investments in unconsolidated real estate are accounted for using the equity method of accounting and relate to the Company’s tenant in common and LLC membership interests described below:

On September 4, 2001, T REIT—Reno Trademark, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot office/distribution building located in Reno, Nevada. The remaining undivided tenant in common interest was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor. The seller was not an affiliate of the Company or the Advisor. The Company’s $2,852,000 proportionate share of the total purchase price consisted of

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

$1,772,000 in cash and $1,080,000 in debt. The Advisor is the managing member of NNN Reno Trademark, LLC. The building was 100% occupied as of June 30, 2002.

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

On March 15, 2002, T REIT-City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West “A” Building, a 105,964 square foot office building located in Las Vegas, Nevada. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the City Center West A Building was $21,670,000. The Company’s $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC. The building was 91% occupied as of June 30, 2002.

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

On April 17, 2002, T REIT-Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the “Property”), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company. The Company’s proportionate share of the Property’s purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of June 30, 2002.

The Company is jointly and severally liable for the entire amount of the debt in connection with the above acquisitions (see Note 10).

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

An unaudited, condensed, combined historical balance sheet for the Company’s equity method investments described above is presented below.

June 30, 2002 (As restated)

Real estate operating properties	$57,989,885
Other assets	2,553,037

Total assets	$60,542,222

Notes payable secured by real estate operating properties	$34,129,396
Other liabilities	470,422

Total liabilities	34,599,818
Total equity	25,943,104

$60,542,422

The Company’s equity	$14,299,038

Unaudited, condensed, combined historical income statements for the Company’s equity method investments described above are presented below.

	Six Months Ended June 30, 2002 (As restated)	Three Months Ended June 30, 2002 (As restated)
Revenues	$2,030,909	$1,570,547
Rental and other expenses	803,302	667,165
Interest expense	484,084	309,654

Net earnings	$743,523	$593,728

The Company’s equity in net earnings	$410,283	$356,150

In November 2002, management discovered that additional depreciation expense should have been recorded for the quarter ended June 30, 2002 by certain properties that the Company accounts for using the equity method of accounting. Management has retroactively recorded a correcting adjustment to reflect the related reduction of its equity in net earnings of unconsolidated real estate. The effect of such adjustment on the Company’s consolidated statements of operations for the quarter ended June 30, 2002 and the six months then ended is to reduce previously reported equity in net earnings of unconsolidated real estate and net income by approximately $156,000 ($.04 per fully diluted common share for the quarter and six-month period ended June 30, 2002). This adjustment did not affect cash provided by operating activities for the six months ended June 30, 2002.

The above unaudited, condensed, combined historical financial statements for the Company’s equity method investments and the Company’s June 30, 2002 consolidated financial statements included in this Form 10-Q/A have been restated for the matter described above.

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

Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, LP, and the president and beneficial owner of approximately 34% of Triple Net Properties, LLC, the advisor to both Western REIT, Inc. and the Company. The Company’s directors and officers own approximately 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, LP.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

On July 30, 2002, President Bush signed into law the Sarbanes—Oxley Act of 2002 (the “Act”). Under the provisions of the Act, direct or indirect loans to or for any director or executive officer of a public company outstanding on July 30, 2002 may not be renewed after July 29, 2002; nor may there be any material modification of any of a loan’s terms (to the benefit of the debtor) after July 29, 2002. In the opinion of management, subject to the implementation of the Act’s provisions, including any grace periods or “grandfathering” provisions, enforcement of the Act may prevent any further extensions of the due date of the Company’s mortgage note receivable from WREIT beyond September 30, 2002.

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

8.    DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a dividend reinvestment program (the “DRIP”) that allowed Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 700,000 shares for distribution pursuant to the DRIP. As of May 31, 2002, the date the Company discontinued the DRIP, the Company has sold 69,676 shares of common stock under the DRIP for a total of approximately $630,000.

9.    STOCK OPTION PLANS

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan. Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

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

In connection with the acquisition of the County Center Building, the Company’s wholly owned subsidiary, NNN County Center Drive—12, LLC, is jointly and severally liable on the $3,210,000 mortgage loan on the property from Imperial Capital Bank. The loan terms include a variable rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September, 2011.

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

In connection with the acquisition of the City Center West “A” Building, the Company’s wholly owned subsidiary, T REIT—City Center West “A,” LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property from Manufacturers Life Insurance Company. The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

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

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

Acquisitions

On April 17, 2002, T REIT—Titan Plaza, L.P., a wholly owned subsidiary of the Company, acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza (collectively, the “Property”), which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story Class B suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the Property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2 acre parcel of land for a purchase price of $75,000 in cash. The land is owned 100% by the Company. The Company’s proportionate share of the purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt; however, the Company and NNN Titan Building & Plaza, LLC are jointly and severally liable for the full amount of the $6,000,000 loan. The Property was 92% occupied as of June 30, 2002.

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

Net income was $431,531 or $.10 per fully diluted common share for the quarter ended June 30, 2002 compared to a net loss of $15,328 or $.01 per fully diluted common share for the quarter ended June 30, 2001. Net income was $762,365 or $.21 per fully diluted common share for the six months ended June 30, 2002 compared to a net loss $32,367 or $.03 per fully diluted common share for the six months ended June 30, 2001.

Funds From Operations.    As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $583,034 for the quarter ended June 30, 2002 compared to FFO of $136,175 for the quarter ended June 30, 2001. FFO were $1,200,379 for the six months ended June 30, 2002 compared to FFO of $215,515 for the six months ended June 30, 2001. The Company’s FFO were calculated according to the table below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002 (As Restated)	2001	2002 (As Restated)	2001
Net income (loss)	$762,365	$(32,367)	$431,531	$(15,328)
Add:
Depreciation and amortization	438,014	248,152	208,425	151,503

Funds from operations	$1,200,379	$215,515	$583,034	$136,175

Wtd avg common shares outstanding—fully diluted	3,574,201	933,579	4,158,901	1,085,042

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

Equity in Net Earnings of Unconsolidated Real Estate.    The Company accounts for its investments in unconsolidated real estate using the equity method of accounting. For the quarter ended June 30, 2002, the Company’s equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC and the Titan Building and Titan Plaza amounted to $356,150. Management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the remainder of 2002 compared to the quarter ended June 30, 2002 as the full impact on earnings from the purchase of the undivided tenant in common interest in the Titan Building and Titan Plaza is realized over subsequent quarters.

For the six months ended June 30, 2002, the Company’s equity in the net earnings of the Trademark Building, County Center Drive Building, City Center West “A” Building, Pacific Corporate Park 1, LLC and the Titan Building and Titan Plaza amounted to $410,283. As noted above, management expects the Company’s equity in the net earnings of unconsolidated real estate to increase significantly during the remainder of 2002 compared to the quarter ended June 30, 2002 as the full impact on earnings from the purchase of the undivided tenant in common interest in the Titan Building and Titan Plaza is realized over subsequent quarters.

Building and Lease Information

As of June 30, 2002

Property Name	Location	Ownership	Square Feet			Occupancy
			Total	Leased	Available
		%				%
Northstar	Garland, TX	100.00%	67,560	59,480	8,080	88.04%
Plaza Del Rey	Seguin, TX	16.50	126,322	115,847	9,918	91.71
Seguin	Seguin, TX	26.00	21,455	21,000	455	97.88
Thousand Oaks	San Antonio, TX	100.00	162,864	154,973	16,751	95.15
Pahrump	Pahrump, TX	100.00	105,721	105,721	—	100.00
Trademark	Reno, NV	40.00	75,257	75,257	—	100.00
City Center West A	Las Vegas, NV	89.13	105,964	96,777	9,187	91.33
Pacific Corporate Park	Lake Forest, CA	22.76	166,785	145,300	22,218	87.12
County Center Drive	Temecula, CA	16.00	77,582	77,582	—	100.00
Titan Building & Plaza	San Antonio, TX	48.50	131,527	121,043	10,484	92.03

			1,041,037	972,980	77,093	93.46%

As of June 30, 2002

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases	% of Total Leased Square Footage Represented By Expiring Leases	Annual Minimum Rent Under Expiring Leases
2002	6	19,577	1.88%	$190,316
2003	16	39,422	3.79	853,561
2004	28	104,436	10.03	1,575,596
2005	23	144,927	13.92	1,973,717
2006	16	56,443	5.42	718,896

Total Portfolio	89	364,805	35.04%	$5,312,086

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

Cash Flows From Operating Activities

Net cash provided by operating activities was $1,021,425 for the six months ended June 30, 2002 compared to net cash used in operating activities of $406,095 for the six months ended June 30, 2001. Cash flows from operating activities increased largely due to the approximately $415,000 contribution to cash flow from Pahrump Valley Shopping Center for the six months ended June 30, 2002. As a result, net income increased $951,194 to $762,365 for the six months ended June 30, 2002 from a net loss of $32,367 for the six months ended June 30, 2001 and depreciation and amortization increased $189,862 to $438,014 for the six months ended June 30, 2002 from $248,152 for the six months ended June 30, 2001. Other cash sources include a $468,056 increase in accounts payable and accrued expenses resulting primarily from an increase of approximately $314,000 in accrued distributions and approximately $139,000 in trade payables. During the six months ended June 30, 2002, the Company has also received $300,000 in reimbursements from the Advisor for offering costs in excess of 2.5% of our gross Offering proceeds. Net uses of cash included increases of $275,302 in trade receivables and $298,848 in other assets resulting primarily from an increase of approximately $202,000 in property tax reserves.

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

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

Subsequent Events

On August 12, 2002, the Sequin Corners Shopping Center was sold for $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT-Sequin, LLC, a wholly-

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

owned subsidiary of the Company, amounted to $650,000. The Company expects to realize cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

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

T REIT, INC.

MANAGEMENT DISCUSSION AND ANALYSIS—(Continued)

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

As of June 30, 2002

	2002	2003	2004	2005	2006	Thereafter
Fixed rate debt	$144,370	$303,360	$326,598	$351,621	$378,563	$14,366,691
Average interest rate on maturing debt	7.43%	7.43%	7.43%	7.43%	7.43%	7.43%
Variable rate debt	$—	$440,362	$8,750,000	—	—	—
Average interest rate on maturing debt	—	4.22%	7.17%	—	—	—

The estimated fair value of the Company’s variable-rate debt approximates its June 30, 2002 carrying amount. Variable-rate debt secured by the Company’s properties bears interest at rates ranging from 4.19% to 7.50% as of June 30, 2002 and averaged approximately 7.0% on a weighted average basis during the quarter then ended.

PART II    OTHER INFORMATION

Item 1    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

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

Item 5.    Other Information.

The unaudited pro forma condensed combined consolidated statement of operations for the six month period ended June 30, 2002, as restated for the matter referenced in the last paragraph of Note 4 of the accompanying June 30, 2002 historical restated financial statements included elsewhere herein, gives effect to the acquisition of the property as if the purchase had occurred on January 1, 2002.

T REIT, INC.
Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations
For the Six Month Period Ended June 30, 2002

	Historical T REIT, INC. (As Restated)	University Heights Historical	Pro Forma Adjustments		Pro Forma Combined (As Restated)
Revenues
Rental Income	$2,586,086	$395,469	$—		$2,981,555
Interest Income	188,485		(54,000)	(A)	134,485
Expense Reimbursement		71,911	30,000	(B)	101,911
	2,774,571	467,380	(24,000)		3,217,951
Expenses
Rental Expenses	667,674	29,479			697,153
Property taxes and assessments		71,760	30,000	(B)	101,760
General and Administrative	415,380	12,277			427,657
Insurance		2,554			2,554
Interest	901,421	—			901,421
Management Fees		—	22,000	(C)	22,000
Depreciation	438,014	—	72,000	(D)	510,014
	2,422,489	116,070	124,000		2,662,559
Equity in earnings of unconsolidated real estate	410,283	—	—		410,283

Net (loss) income	$762,365	$351,310	$(148,000)		$965,675

The accompanying notes are an integral part of this pro forma financial statement.

The unaudited pro forma condensed combined consolidated financial statement, as restated, has been adjusted as discussed in the notes below:

(A)	The Company purchased the Property for $6,750,000 in cash. The adjustment reflects the decrease in interest income resulting from the use of cash.
(B)	Reflects the estimated increase in property taxes resulting from a reassessment of property value on the acquisition date.
(C)	Reflects the management fees to be paid by the Company to an affiliate of the Company at a rate of 5% of rental revenue.
(D)	Depreciation on the building on a straight line basis over the estimated useful life of 40 years based on preliminary purchase price allocation.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

Item No.	Description
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

Item No.	Description

3.3	Bylaws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).

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

Item No.	Description

10.12
Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

10.13
Purchase and Sale Agreement dated November     , 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

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

On May 14, 2002, the Company filed a Current Report on Form 8-K/A dated May 14, 2002 amending its Current Report on Form 8-K filed on March 22, 2002 which described the Company’s purchase of an interest in the City Center West “A” Building in Las Vegas, Nevada. This report contained the following financial statements:

(i)  The City Center West “A” Building Historical Statement of Revenues and Direct Operating Expenses For The Year Ended December 31, 2001; and

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

On June 10, 2002, the Company filed a Current Report on Form 8-K/A dated June 10, 2002 amending its Current Report on Form 8-K filed on April 9, 2002 which described the Company’s purchase of an interest in Pacific Corporate Park in Lake Forest, California. This report contained the following financial statements:

(i)  Pacific Corporate Park Historical Statement of Revenues and Direct Operating Expenses For The Year Ended December 31, 2001 And For The Unaudited Three-Month Periods Ended March 31, 2002 and 2001; and

(ii)  T REIT, Inc. Unaudited Pro Forma Condensed Combined Consolidated Balance Sheet as of December 31, 2001 and Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations For The Three-Months Ended March 31, 2002 and For The Year Ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 10, 2002

T REIT, INC. (Registrant)

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson President and Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL
William C. Daniel Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony W. Thompson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of T REIT, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the restated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  December 10, 2002

/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Daniel, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of T REIT, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the restated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  December 10, 2002

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

Item No.	Description

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

10.13
Purchase and Sale Agreement dated November     , 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference).

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer