Form 10-K
period 2002-12-31
T REIT INC
filed 2003-04-15
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 0-49782

T REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2140299 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650

Santa Ana, California 92705

(Address of principal executive offices)

(877) 888-7348

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of class:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $46,189,995 as of June 28, 2002 (based on the price for which each share was sold).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of March 15, 2003, there were 4,696,300 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

(A Virginia Corporation)

PART I

Item 1.     BUSINESS

General

T REIT, Inc. (the “Company”) was formed as a Virginia corporation in December, 1998. On February 22, 2000, the Company commenced a public offering (the “Offering”) on a best efforts basis of up to 10,000,000 shares of common stock at $10.00 per share, subject to discounts in certain cases, and up to 700,000 Shares under the Company’s Dividend Reinvestment Plan (“DRIP”), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the” Registration Statement”). By May 31, 2002, when the Offering was terminated, the Company had sold approximately 4,720,176 shares of common stock, including 22,100 shares sold to Triple Net Properties, LLC, (the “Advisor”) and 69,676 shares sold under the DRIP. Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. As of December 31, 2002, there were 4,696,300 common shares outstanding.

The Registration Statement included warrants that the Company offered to Stafford Capital Corp. (formerly NNN Capital Corp.), the dealer manager (the “Dealer Manager”) of the Offering and an affiliated entity, at the rate of one warrant (for a price of $.0008 per warrant) for every 40 shares sold during the Offering in states other than Arizona, Missouri, Ohio or Tennessee. The Dealer Manager had the option of reallowing a portion of the warrants to broker-dealers participating in the Offering, up to a maximum of 250,000 warrants. Each warrant entitles the holder to purchase one share of common stock from the Company at a price of $12.00 per share. As of December 31, 2002, the Company had issued 101,490 warrants; however, no warrants had been exercised.

Description of Business

The Company, which has qualified and elected to be taxed as a real estate investment trust (“REIT”), was organized to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming.

The Company is the sole general partner and 100% owner (other than the incentive limited partnership interest owned by the Advisor) of T REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), which was organized for the purpose of acquiring, developing, owning, operating, improving, leasing and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

The Advisor has been retained to manage, for a fee, the Company’s day-to-day operations, subject to the supervision of the Company’s Board of Directors. The Advisor has engaged affiliated entities, including Triple Net Properties Realty, Inc. (“Realty”), a real estate brokerage and management company, to provide various services for the properties. The Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.

As of December 31, 2002, the Company owned 100% fee simple, undivided tenant in common and limited liability membership interests in ten properties aggregating a total gross leasable area (“GLA”) of approximately 1,063,937 square feet. Adjusting for the Company’s undivided tenant in common and limited liability interests, the Company’s share of the aggregate total GLA on a proportionate basis was 690,521 square feet. More specifically, the Company owned:

•	100% fee simple interests in four properties with a combined GLA of 433,410 square feet; three shopping centers, two in Texas and one in Nevada, containing an aggregate of approximately 365,010 square feet and an office building in Texas with a GLA of approximately 68,400 square feet. One of the shopping centers was held for sale at December 31, 2002.

•	Undivided tenant in common interests in five other buildings; 40% and 89.125%, respectively, in an office/distribution building and an office building in Nevada, 16% and 25%, respectively, in an office/flex building and an office building in California, and 48.5% in an office building in Texas. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of December 31, 2002 was 463,041 square feet, and, on a proportionate basis, the Company owned approximately 218,925 square feet of the total GLA in these buildings.

•	An approximately 38% interest in a limited liability company which owned a 60% interest in a 167,486 square foot office park in California. On a proportionate basis, the Company owned 38,117 square feet of the total GLA of this office park.

As of December 31, 2002, approximately 92% of the total GLA in the Company’s properties was leased.

The Company’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 650, Santa Ana, California 92705 and its telephone number is (877) 888-7348.

Investment Objectives & Policies

The Company invests in properties that satisfy the primary objectives of providing (1) cash dividends to shareholders and (2) capital appreciation. Since a significant factor in the valuation of income-producing real estate is cash flow, management anticipates that the majority of properties purchased will meet both investment objectives by generating sufficient cash flow to pay current and future dividends while exhibiting the potential to increase in value at a rate greater than the general inflation rate of the U.S. economy. To the extent feasible, the Company strives to invest in a diversified portfolio of properties, in terms of geography, type of property and types of tenants, that will satisfy its investment objectives.

Types of Investments

The Company, through entities owned or controlled directly or indirectly by the Company, acquires office, industrial, retail and service properties, including neighborhood retail centers and single-user properties leased by generally creditworthy tenants under net leases. The Company may enter into sale and leaseback transactions, under which the Company will purchase a property from an entity and lease the property back to such entity under a net lease.

Acquisition Strategies

The Company acquires fee simple and undivided tenant in common interests in real properties and real properties subject to long-term ground leases, although other methods of acquiring a property may be used when advantageous. The Company may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. It may also use wholly owned subsidiaries of the Operating Partnership to acquire properties. Such wholly owned subsidiaries will be formed solely for the purpose of acquiring and/or financing a property or properties. In connection with the purchase of undivided tenant in common interests in real properties, the Company may purchase tenant in common interests in properties where the other tenants in common are participating in tax-free exchanges arranged by the Advisor. Such transactions will earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions.

The Company primarily acquires properties with cash and mortgage or other debt, but may acquire some properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. With properties purchased on an all-cash basis, the Company may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties and increase its cash flow. The Company does not intend to incur indebtedness in excess of 70% of the aggregate fair market value of all its properties, as determined at the end of each calendar year. In addition, it does not intend to incur secured indebtedness on a specific property in excess of approximately 80% of such property’s fair market value. Fair market value will be determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

A majority of properties acquired will be at least 75% leased on the acquisition date. Management expects that most of the Company’s leases will be “net” leases with terms of 10 to 15 years, but generally not less than 5 years, usually providing for a base minimum annual rent with periodic increases. “Net” leases typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property, in addition to lease payments.

In acquiring a property, the Company may enter into arrangements with the seller of a property in support of minimum cash flow requirements from the property, obtain an option on a property or commit to purchase a property subject to completion of remodeling or construction.

To assist the Company, the Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to its business. The Company may also acquire properties from entities advised by the Advisor. Such acquisitions must be approved by a majority of the Company’s directors, including a majority of its independent directors.

Acquisition Standards

Based on the Advisor’s prior real estate experience, the Company believes it has the ability to identify quality properties capable of meeting its investment objectives. In evaluating potential acquisitions, the primary factor considered is the property’s current and projected cash flow. The Company also considers a number of other factors, including a property’s:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	lease terms and rent roll, including the potential for rent increases;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

Operating Strategies

The Company’s primary operating strategy is to acquire suitable properties and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. The Company’s management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•	re-positioning properties, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants;

•	in its neighborhood retail centers, seeking to maintain a diversified tenant base, consisting primarily of retail tenants providing consumer goods and services; and

•	financing acquisitions and refinancing properties when favorable financing terms are available to increase its cash flow.

Developments During the 2002 Fiscal Year

During 2002, the Company invested approximately $20,230,000 in cash to purchase an office building and five partial interests in five office properties consisting of four undivided tenant in common interests, a membership interest in a limited liability company and one parcel of land. The aggregate total GLA of these properties was approximately 623,670 square feet.

The Company sold two undivided tenant in common interests in shopping centers located in Texas for gross proceeds of approximately $1,541,000. The aggregate total GLA of these properties was approximately 146,765 square feet. We also sold a parcel of land for total gross proceeds of $130,000.

See Item 2 “Properties” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Dispositions in 2002” for a more detailed description of the properties purchased and sold by the Company during 2002.

Tax Status

The Company is qualified and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the “Code”). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

Government Regulations

Many laws and governmental regulations are applicable to the Company’s properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.    Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements for access and use by disabled persons. Although the Company believes that it is in substantial compliance with present requirements of the ADA, none of the Company’s properties have been audited, nor have investigations of its properties been conducted to determine compliance. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Company’s properties, or restrict the Company’s ability to renovate the properties. Management cannot predict the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow, and ability to satisfy its debt service obligations and pay distributions could be adversely affected.

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

Use of Hazardous Substances by Some of Our Tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. Management does not believe that these activities by the Company’s tenants will have any material adverse effect on the Company’s operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s properties.

Other Federal, State and Local Regulations.    The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company’s properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its shareholders. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with current regulations. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow, and ability to satisfy its debt service obligations and to pay distributions could be adversely affected.

Business Risks

All real property investments are subject to some degree of risk. The Company is subject to the general economic environment of the United States and to risks due to a concentration of tenants within the portfolio, a concentration of one type of retail tenant, a concentration of regional economic exposure and the illiquidity of real estate investments, among other business risks.

The U.S. recession of 2001-2002 ended in January 2002, but the U.S. economy experienced only a sluggish recovery during the remainder of 2002 as geopolitical factors including an oil-related strike in Venezuela, political tension between North and South Korea, the continuing threat of terrorism and the possibility of war in Iraq restrained global economic activity. These international concerns combined with a U.S. dock strike to send oil prices above $33 a barrel and lower business and consumer confidence. As a result, economic news and data were mixed during the year. According to many analysts, the Christmas shopping season in the U.S. was the worst in more than 30 years, as rising unemployment and the declining stock market led to reduced consumer spending. The nation’s unemployment rate, for example, increased to 6.0% in December 2002, the highest level since 1994. In the real estate sector, industry analysts reported a U.S. year-end office vacancy rate of approximately 16%, the highest vacancy rate in a decade.

Some measures of the U.S. economy, however, improved during 2002. Non-farm productivity growth was 4.8% for the year, the highest rate of growth since 1950. Corporate profits generally rebounded, and low interest rates helped businesses and consumers reduce their debt burdens. In November, the Federal Reserve cut the federal funds rate 0.50% to a 42-year low of 1.25%, signaling the Federal Reserve’s intent to provide significant monetary stimulus. Inflation remained low, with the CPI increasing approximately 2.4% during 2002. By year-end, most popular commercial mortgage rate indices were near historic lows with the U.S. prime rate at 4.25%, the 30-day London Interbank Rate (“LIBOR”) at approximately 1.38% and the 10-year U.S. Treasury rate at approximately 3.92%.

The Company did not experience any significant adverse impact on its operations as a result of the sluggish recovery of the U.S economy in 2002. Any of the risk factors noted above, however, including the current geopolitical risks represented by political tension between North and South Korea, additional terrorist activity and the war in Iraq, have the potential to produce another downturn in the U.S. economy which could have a negative impact on the Company’s operations. Management believes that during 2003 both the impact of the current sluggish U.S. economic recovery and any recurrence of a recession in the U.S. economy on the Company’s operations will be mitigated by the large proportion of the Company’s tenants that (1) serve non-discretionary shopping needs, (2) are discount retailers that compete well during economic slowdowns and (3) are financially strong national tenants able to withstand economic adversity.

The following table presents the risk sensitivity of the Company’s annualized base rental income due to concentration of tenants in its wholly owned properties:

Tenant	GLA Occupied by Tenant (Sq Ft)	% of Total Company Wholly-Owned GLA(1)	Annualized Base Rental Income From Tenant	% of Annualized Total Base Rental Income
Albertson’s / Sav-On(2)	79,522	18%	$1,243,932	30%
H. E. Butt	65,681	15	478,158	12
Gold’s Gym	32,383	7	267,156	6

Total	177,586	40%	$1,989,246	48%

(1)	The aggregate total GLA of the Company’s wholly-owned properties was approximately 433,410 square feet as of December 31, 2002.
(2)	Albertson’s (grocery stores) and Sav-On (drug stores) are both wholly owned by Albertsons, Inc.

As of December 31, 2002, the three largest tenants in the Company’s wholly-owned properties occupied approximately 40% of the Company’s wholly-owned GLA and accounted for approximately 48% of annualized total base rental income. Furthermore, as of December 31, 2002, the Company was subject to risk from one tenant, Albertson’s Inc., which occupied approximately 18% of the Company’s total wholly-owned GLA and accounted for approximately 30% of annualized total base rental income. Adverse financial results for Albertson’s, Inc. could materially impact the Company’s operations. In addition, one type of tenant, grocery stores, occupied approximately 33% of the Company’s total wholly-owned GLA and accounted for approximately 42% of annualized total base rental income. Business conditions specific to the grocery industry (e.g., mergers, acquisitions or increased competition) could have an adverse impact on the Company’s operations.

The loss of these tenants or any of the other major tenants of the Company or their inability to pay rent could have a material adverse effect on the Company’s business.

As of December 31, 2002, the Company owned undivided tenant in common interests in five properties and one membership interest in a limited liability company which owned a property. These interests are accounted for using the equity method of accounting. As a result, the income to the Company from these investments is reported on a net basis on the Company’s Consolidated Statement of Operations as “Equity in earnings of unconsolidated real estate.” See Note 4 “Investment in Unconsolidated Real Estate” to the Company’s Consolidated Financial Statements for more information on these properties.

The following table presents the risk sensitivity of the Company’s equity in earnings of unconsolidated real estate due to concentration of tenants in the properties in which it owns undivided tenant in common and limited liability company membership interests.

Tenant	Proportionate GLA Occupied by Tenant (Sq Ft)	% of Total Company Proportionate GLA(1)	Annualized Equity in Earnings	% of Annualized Equity in Earnings(2)
Titan Indemnity	21,898	9%	$70,856	5%
Memec, Inc.	30,102	12	36,854	2
Citadel Broadcasting	16,831	7	29,538	2

Total	68,831	28%	$137,248	9%

(1)	The aggregate proportionate total GLA of the Company’s undivided tenant in common and limited liability company membership interests was approximately 257,111 square feet as of December 31, 2002.
(2)	Percentages are rounded.

As of December 31, 2002, the three largest tenants in the properties in which the Company owned undivided tenant in common and limited liability company membership interests occupied approximately 28% of the Company’s GLA on a proportionate basis and accounted for approximately 9% of annualized equity in earnings of unconsolidated real estate properties. Furthermore, as of December 31, 2002, the Company was subject to risk from one tenant, Titan Indemnity, which occupied approximately 9% of the Company’s GLA on a proportionate basis and accounted for approximately 5% of annualized equity in earnings of unconsolidated real estate operating properties. Adverse financial results for Titan Indemnity and the insurance industry in general could have a material impact on the Company’s operations.

The Company is subject to a concentration of regional economic exposure as, on a proportionate basis adjusted for the Company’s undivided tenant in common and limited liability company membership interests, approximately 362,615 square feet or 57% of the Company’s total GLA is located in the State of Texas. In addition, adjusted for the Company’s proportionate interests on the same basis, approximately 230,264 square feet or 33% of the Company’s total GLA is located in the State of Nevada. Regional economic downturns in either state could adversely impact the Company’s operations.

The Company’s investments in its properties are relatively illiquid which limits its ability to sell properties quickly in response to changes in economic or other conditions. In addition, for REITs, the Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’s ability to sell its properties could have an adverse effect on its financial position.

The Company continues to evaluate the market of available properties and may acquire shopping center, office and other properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly-traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position could be adversely affected.

In addition to the above risks, the Company is subject to risks related to conflicts between its interests and the interests of the Advisor and its affiliates. Many of the same persons who serve as the Company’s officers, directors and employees are also officers, directors and employees or owners of the Advisor and its affiliates. As such the Company’s officers and directors have conflicts of interest in managing the Company’s business and properties. Any existing or future agreements between the Company and the Advisor and its affiliates, including agreements relating to their compensation, were not and will not be reached through arm’s length negotiations. The Advisor also serves as an advisor to G REIT, Inc., which is engaged in businesses substantially similar to that of the Company, and to a number of other entities and properties. These relationships result in further conflicts of interest between the Company and its officers and directors and the Company’s officers and directors who work for the Advisor. In particular, these conflicts of interest could (1) limit the time and services that the Company’s officers and directors and the Advisor devote to the Company, because they will be providing similar services to G REIT, Inc. and other real estate entities and (2) impair the Company’s ability to compete for acquisition of properties with other real estate entities that are also advised by the Advisor and its affiliates.

Employees

As of December 31, 2002, the Company had three officers who are employees of the Advisor. The Company has no employees and substantially all work of the Company is performed by employees of the Advisor and its affiliates.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial, retail, and service properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2.     PROPERTIES

As of December 31, 2002, the Company, through the Operating Partnership, had acquired 100% fee simple interests in four properties; three shopping centers, two in Texas and one in Nevada, containing an aggregate GLA of approximately 365,010 square feet and an office building in Texas with a GLA of approximately 68,400 square feet. In addition, the Company owned undivided tenant in common interests in five other buildings; 40% and 89.125%, respectively, in an office/distribution building and an office building in Nevada, 16% and 25%, respectively, in an office/flex building and an office building in California, and 48.5% in an office building in Texas. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of

December 31, 2002 was 463,041 square feet, and, on a proportionate basis, the Company owned approximately 218,925 square feet of the total GLA in these buildings. The Company also owned an approximately 38% interest in a limited liability company which owned a 60% interest in a 167,486 square foot office park in California. On a proportionate basis, the Company owned 38,117 square feet of the total GLA of this office park.

The following table presents a summary of the Company’s wholly-owned properties and properties in which it owned undivided tenant in common and limited liability company membership interests as of December 31, 2002 (dollars in thousands):

Property	GLA(1) (Sq Ft)	% Owned		Date Acquired	Year Built	Mortgage Payable(2)	# of Tenants	Major Tenant(3)
Northstar Garland, TX	96,425	100.0%		10/26/00	1986	$2,869	14	Gold’s Gym
Thousand Oaks San Antonio, TX	162,864	100.0		12/06/00	1986	8,750	16	H. E. Butt
Pahrump Valley Pahrump, NV	105,721	100.0		5/11/01	1993	12,071	13	Albertson’s
Trademark Building Reno, NV	75,257	40.0	(4)	9/04/01	1998	4,600	1	Memec, Inc.
County Center Drive Temecula, CA	77,582	16.0	(4)	1/11/02	1997	3,131	1	FFF Enterprises, Inc.
City Center West “A” Building Las Vegas, NV	105,964	89.13		3/15/02	1997	12,879	24	Citadel Broadcasting
Pacific Corporate Park Lake Forest, CA	167,486	22.8	(5)	3/25/02	2000	9,913	16	Open Bid Exch Corp
Titan Building & Titan Plaza San Antonio, TX	131,527	48.5	(4)	4/17/02	1983	5,953	21	St. Paul Fire & Marine
University Heights San Antonio, TX	68,400	100.0		8/22/02	2000	4,400	10	U.S. Geological Survey
Saddleback Financial Center Laguna Hills,CA	72,711	25.0	(4)	9/25/02	1981	7,607	24	California Bank & Trust

Total	1,063,937					$72,174	140

(1)	GLA unadjusted for the Company’s percentage undivided tenant in common interest.

(2)	Mortgages payable unadjusted for the Company’s percentage undivided tenant in common interest.

(3)	Tenant occupies largest space of property.

(4)	Percentage ownership represents Company’s proportionate share of property owned through an undivided tenant in common interest.

(5)	Adjusted for the Company’s proportionate interest in the underlying property represented by limited liability membership interests. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Dispositions in 2002” and Note 3 “Real Estate Operating Properties” to the Company’s Consolidated Financial Statements, for more a more detailed description of this transaction.

The following schedule lists the approximate physical occupancy levels for the Company’s investment properties as of the end of each quarter during 2002. N/A indicates that the property was not owned at the end of the quarter.

Property	3/31/02	6/30/02	9/30/02	12/31/02
Northstar	92%	92%	92%	92%
Thousand Oaks	95	89	90	86
Pahrump Valley	98	99	99	99
Trademark Building	100	100	100	100
County Center Drive	100	100	100	100
City Center West “A” Building	91	91	91	93
Pacific Corporate Park	85	85	85	85
Titan Building & Titan Plaza	N/A	92	92	92
University Heights	N/A	N/A	96	96
Saddleback Financial Center	N/A	N/A	93%	93%

As of December 31, 2002, approximately 92% or 634,057 square feet of the Company’s 690,521 square feet of GLA, adjusted for the Company’s proportionate share of undivided tenant in common and limited liability interests, was leased. On the same date, approximately 92% or 399,072 square feet of the Company’s 433,410 square feet of GLA in its wholly-owned properties was leased and approximately 91% or 234,985 square feet of the Company’s proportionate share of 257,111 square feet of GLA in the properties in which it owned undivided tenant in common and limited liability company membership interests was leased.

The following schedule presents the sensitivity of the Company’s annual base rent due to expiring leases at the Company’s wholly-owned properties as of December 31, 2002, by number, percentage of total aggregate GLA and annual base rent.

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	% of Total GLA Represented by Expiring Leases	Annualized Base Rent Under Expiring Leases
2003	11	56,439	14.14%	$313,764
2004	5	6,198	1.55	99,912
2005	6	16,056	4.02	191,790
2006	15	46,452	11.64	520,193
2007	6	13,849	3.47	179,348
2008	4	27,206	6.82	350,896
2009	—	—	—	—
2010	1	22,131	5.50	99,999
2011	—	—	—	—
2012	1	8,860	2.22	88,599
2013	—	—	—	—
Thereafter	4	201,881	50.59	2,419,520

Total	53	399,072	100.00%	$4,264,021

(1)	The aggregate total GLA of the Company’s wholly-owned properties was approximately 433,410 square feet as of December 31, 2002.

The following schedule presents the sensitivity of annual base rent due to expiring leases at the properties in which the Company owned undivided tenant in common and limited liability company membership interests, adjusted for the Company’s proportionate share of ownership, as of December 31, 2002. These interests are accounted for using the equity method of accounting. Changes in annual base rent at these properties impact the Company through increases or decreases in the income reported on a net basis on the Company’s Statement of Operations as “Equity in earnings of unconsolidated real estate operating properties.” See Note 4 “Investment in Unconsolidated Real Estate” to the Company’s Consolidated Financial Statements for more information on these properties.

The table presents aggregate expiring leases at these properties by number, percentage of total aggregate GLA and annual base rent.

Year of Lease Expiration	Number of Expiring Leases	Total Proportionate Square Footage of Expiring Leases(1)	% of Total Proportionate GLA Represented by Expiring Leases	Annualized Proportionate Base Rent Under Expiring Leases
2003	19	28,249	12.02%	$717,954
2004	19	36,912	15.71%	821,180
2005	17	56,006	23.83%	981,206
2006	13	25,669	10.92%	472,057
2007	11	36,431	15.50%	580,565
2008	3	8,567	3.65%	138,194
2009	2	8,842	3.76%	234,703
2010	—	—	—%	—
2011	2	4,206	1.79%	134,530
2012	0	—	—%	—
2013	1	30,103	12.82%	299,308
Thereafter	—	—	—%	—

Total	87	234,985	100.00%	$4,379,697

(1)	The aggregate total proportionate GLA of the properties in which the Company owned undivided tenant in common or limited liability membership interests as of December 31, 2002 was approximately 257,111 square feet.

Item 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to, or of which any of its properties is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock.

Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to the Company. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares of common stock and he must have owned such shares for at least one year.

The price paid by the Company per repurchased share of common stock is $9.05. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from the sale of shares under the DRIP and operating revenues.

Shareholders

As of March 15, 2003, there were 2,060 shareholders of record of the Company.

Dividends

The Company paid monthly dividends on its common stock from August 1, 2000 through April 1, 2001 at a rate of $0.80 per share per annum. Effective April 1, 2001, the Company increased its monthly distributions to $0.825 per share per annum.

The Company paid dividends to shareholders at the rate of $0.825 per share per annum during the year ended December 31, 2002. For federal income tax purposes, approximately 52% of such dividends represent a return of capital. As a result, approximately 48% of dividends during the year ended December 31, 2002 are taxable to shareholders.

Dividend Reinvestment Plan

On May 7, 2002, the Board of Directors voted to terminate the Dividend Reinvestment Plan, effective with the close of the Company’s public offering on May 31, 2002. Dividends paid after May 31, 3002 were distributed in cash to all shareholders.

Equity Compensation Plan Information

The Company’s equity compensation plan information is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
Plan category
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)(2)	145,000	$9.05	655,000

Total	145,000		655,000

(1)	See Item 8, Note 2 “Consolidated Financial Statements and Supplementary Data” for a description of the Independent Director Stock Option Plan and the Officer and Employee Stock Option Plan included in this item.

(2)	Options granted under these plans are not exercisable unless these plans are approved by a majority of the Company’s shareholders. To date, these plans have not been submitted to shareholders for their approval.

Item 6.     SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

T REIT, INC.

(a Virginia corporation)

For the years ended December 31, 2002, 2001 and 2000

(not covered by the Independent Certified Public Accountants’ Reports)

Selected Financial Data(1)	2002	2001	2000
Total assets	$67,768,903	$45,441,357	$21,571,605
Notes payable	$28,090,125	$24,737,461	$15,078,808
Total revenue	$4,840,465	$3,463,391	$204,281
Income (loss) from continuing operations	$2,069,671	$(535,547)	$(104,362)
Net income (loss)	$2,293,758	$(463,632)	$(100,782)
Per common share:
Income (loss) from continuing operations	$0.52	$(0.38)	$(0.46)
Discontinued operations	$0.05	$0.05	$0.02
Net income (loss) per common share, basic and diluted(2)	$0.57	$(0.33)	$(0.44)
Dividends declared	$3,310,870	$1,145,621	$149,207
Dividends per common share, basic(2)	$0.825	$0.825	$0.65
Funds from operations(2)(3)	$2,826,049	$357,943	$(62,409)
Funds available for distribution(3)	$2,332,966	$(30,471)	$(66,976)
Cash flows provided by (used in) operating activities	$2,475,805	$(1,223,712)	$278,602
Cash flows used in investing activities	$(19,278,632)	$(7,491,774)	$(5,224,483)
Cash flows provided by financing activities	$19,285,136	$12,114,568	$5,193,858
Weighted average number of shares outstanding, basic and diluted	4,013,175	1,398,104	228,269

(1)	The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Certain amounts in the prior years have been reclassified as discontinued operations related to a property held for sale at December 31, 2002.

(2)	The net income (loss) and dividends per share are based upon the weighted average number of common shares outstanding. See Footnote (3) below for information regarding the Company’s calculation of FFO. Dividends by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Dividends in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These dividends in excess of earnings and profits will have the effect of deferring taxation of the dividends until the sale of the shareholder’s shares. For the year ended December 31, 2002, approximately $1,721,652 or 52% of dividends represented a return of capital for tax purposes. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(3)

One of the Company’s objectives is to provide cash dividends to its shareholders from cash generated by the Company’s operations. Cash generated from operations is not equivalent to the Company’s net income or loss as determined under accounting principles generally accepted in the United States (“GAAP”). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income or loss computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to “Net Income” as an indicator of the Company’s performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to pay dividends.

FFO and funds available for distribution for the year ended December 31, 2002, 2001 and 2000 are calculated as follows:

	2002	2001	2000
Net income (loss)	$2,293,758	$(463,632)	$(100,782)
Depreciation
Continuing operations	659,705	516,696	22,592
Discontinued operations	85,938	76,931	15,781
(Gain) loss on sale of investments in real estate and unconsolidated real estate	(213,352)	177,948	—

Funds from operations(a)	2,826,049	307,493	(62,409)
Principal amortization of debt	(246,461)	(148,414)	(4,567)
Deferred rent receivable(b)	(246,622)	(190,000)	—

Funds available for distribution(c)	$2,332,966	$(30,471)	$(66,976)

(a)	FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or loss as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

(b)	Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(c)	Approximately 52% of dividends distributed during 2002 were effectively a return of capital to the investor as the Company’s dividends exceeded funds from operations.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes and the “Selected Financial Data” appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the Company’s financial position as of December 31, 2002 and 2001 together with results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000. Comparability of financial information between fiscal years 2002 and 2001 is limited due to the significant number of acquisitions and dispositions in 2002. Comparability between 2001 and 2000 is also limited in that the Company did not begin significant business operations until the fourth quarter of 2000. Prior to that time the Company was primarily raising capital and establishing a corporate infrastructure to support planned operations.

The Company was organized in December, 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a REIT for federal and state income tax purposes. The Company, through entities owned or controlled directly or indirectly by it, has initially focused on acquiring properties in Texas and Nevada. The Advisor has been retained to manage, for a fee, the Company’s day-to-day affairs, subject to the supervision of the Company’s Board of Directors.

Discontinued Operations

In November 2002, the Board of Directors of the Company approved a plan to sell the Northstar Crossing Shopping Center and commenced active marketing of the property. Current and prior net operating income related to this property is classified as discontinued operations for all periods presented.

Critical Accounting Policies

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real Estate

Real estate assets consist of wholly-owned property, 100% fee simple interests in three operating properties carried at cost less accumulated depreciation, one property held for sale and investments in unconsolidated real estate. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2002, no indicators of impairment existed and no impairment losses have been recorded.

The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, the Company does not capitalize acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations.

Property held for sale is carried at the lower of cost or estimated fair value less cost to sell and such property is no longer depreciated.

The Company accounts for its investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, the Company reports its net equity in its proportionate share of the total investments in unconsolidated real estate as “Investment in unconsolidated real estate” on its Consolidated Balance Sheets. The Company reports its proportionate share of the total earnings of its investments in unconsolidated real estate as “Equity in the earnings of unconsolidated real estate” on its Consolidated Statements of Operations.

Revenue Recognition

Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

Allowance for Uncollectible Receivables

When needed, the Company maintains an allowance for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction of income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. Management has established an allowance for uncollectible accounts of $67,759 at December 31, 2002, to reduce receivables to recoverable amounts.

Financing Costs

Costs incurred for debt financing are capitalized as deferred financing costs. Deferred financing costs include amounts paid to lenders and others to obtain financing. Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

Qualification as a REIT

The Company has made an election to be taxed as a REIT in 2000. If the Company was to fail to qualify as a REIT, it would be, among other things, required to provide for federal income taxes on its income and reduce the level of distributions made to its shareholders. Critical estimates include the allocation of cost between personal and real property, and the calculation of earnings and profits for tax purposes, among others.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview of Years Ended December 31, 2002 and December 31, 2001

The comparability of the financial information discussed below was limited by numerous acquisitions and dispositions during 2002 and 2001 which had a material impact on the Company’s operations. Acquisitions during 2002 consisted of one flex/service center, four undivided tenant in common interests in various buildings, a membership interest in a limited liability company owning an office park and one parcel of land. The aggregate total GLA of these acquisitions was approximately 623,670 square feet. The Company also sold two undivided tenant in common interests in shopping centers located in Texas and one parcel of land. The aggregate total GLA of these properties was approximately 146,765 square feet. The comparability of the financial information discussed below was further limited by acquisitions during 2001 consisting of a shopping center and an undivided tenant in common interest in an office building which were owned partially during the year. The aggregate total GLA of these acquisitions was approximately 180,978 square feet. In addition, the Company sold an office building with a GLA of 17,141 square feet.

The Company did not experience any significant adverse impact on its operations as a result of the sluggish recovery of the U.S economy in 2002. The current geopolitical risks represented by political tension between North and South Korea, additional terrorist activity and the war in Iraq, among other factors, have the potential to produce another downturn in the U.S. economy which could have a negative impact on the Company’s operations. Management believes that during 2003 both the impact of the current sluggish U.S. economic recovery and any recurrence of a recession in the U.S. economy on the Company’s operations will be mitigated by the large proportion of the Company’s tenants that 1) serve non-discretionary shopping needs, 2) are discount retailers that compete well during economic slowdowns, and 3) are financially strong national tenants able to withstand economic adversity.

As of December 31, 2002, the Company owned 100% fee simple, undivided tenant in common and limited liability membership interests in ten properties aggregating a total GLA of approximately 1,063,937 square feet. The Company owned 100% fee simple interests in four properties; three shopping centers, two in Texas and one in Nevada, containing an aggregate of approximately 365,010 square feet of and a flex/service center in Texas with a GLA of approximately 68,400 square feet. One of the shopping centers in Texas was held for sale at December 31, 2002. In addition, the Company owned undivided tenant in common interests in five other buildings, 40% and 89.125%, respectively, in an office/distribution building and an office building in Nevada, 16% and 25%, respectively, in an office/flex building and an office building in California, and 48.5% in an office building in Texas. The total GLA of the buildings in which the Company owned undivided tenant in common interests as of December 31, 2002 was 463,041 square feet. The Company also owned an approximately 38% interest in a limited liability company which owned a 60% interest in a 167,486 square foot office park in California.

As of December 31, 2002, approximately 92% of the total GLA in the Company’s wholly-owned properties and interests in properties was leased.

Results of Operations For the Years Ended December 31, 2002 and 2001

General

The following discussion, subject to the limits on comparability between the years previously noted, is based primarily on the consolidated financial statements of the Company as of December 31, 2002 and 2001 and for the years then ended. The comparability of the financial information discussed below was limited by numerous acquisitions and dispositions in both 2002 and 2001. During 2002, the Company acquired a flex/service center, four undivided tenant in common interests in various buildings and one membership interest in a limited liability company owning an office park and sold two undivided tenant in common interests in shopping centers. During 2001, the Company acquired a shopping center and an undivided tenant in common interest in an office building and sold an office building. None of the property sellers in 2001 were affiliates of the Company or the Advisor. In 2002, one of the property sellers, NNN County Center Drive, LLC, and the seller of a limited liability company membership interest, NNN Pacific Corporate Park—1, LLC, were affiliates of the Advisor.

Acquisitions and Dispositions in 2002

Acquisitions

On January 11, 2002, NNN County Center—12, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building located in Temecula, California. The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which completed the acquisition for a total cost of $6,335,000 on September 28, 2001. The Company’s proportionate share of the total purchase price was approximately $1,014,000 consisting of $500,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The acquisition cost included a commission to Realty of $150,000.

On March 15, 2002, T REIT—City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West “A” Building, a 105,964 square foot office building located in Las Vegas, Nevada. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the City Center West “A” Building was $21,670,000. The Company’s proportionate share of the total purchase price was approximately $19,313,000 consisting of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC.

On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000. NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167,486 square foot office park located in Lake Forest, California. The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC’s proportionate share of the total purchase price was approximately $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt.

On April 17, 2002, T REIT—Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% undivided tenant in common interest in the Titan Building and Titan Plaza, which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the property was $9,167,000. The Company also purchased an adjoining 2.34-acre parcel of land for a purchase price of $75,000 in cash. The land was wholly owned by the Company and subsequently sold during 2002. The Company’s proportionate share of the total purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt.

On August 22, 2002, TREIT—University Heights, LP, a wholly owned subsidiary of T REIT, L.P., purchased the University Heights Business Park, a 68,400 square foot flex/service center consisting of two one-story buildings, each comprised of 34,200 feet on approximately 6 acres located in San Antonio, Texas. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the University Heights Business Park was $6,750,000 in cash.

On September 25, 2002, T REIT—Saddleback Financial L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 25.0% undivided tenant in common interest in the Saddleback Financial Center located in Laguna Hills, California. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Saddleback Financial, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Saddleback Financial, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the property was $11,072,500. The Company’s proportionate share of the total purchase price was approximately $2,687,500 including $775,000 in cash and $1,912,500 in debt.

Dispositions

On August 12, 2002, the Seguin Corners Shopping Center was sold for approximately $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by TREIT—Seguin, LLC, a wholly owned subsidiary of the Company, amounted to approximately $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000. The proportionate sale price of the 16.5% undivided tenant in common interest in the property owned by TREIT— PDR, LLC, a wholly-owned subsidiary of the Company, amounted to approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

The Company realized combined net proceeds of $1,502,197 and a combined gain on sale of approximately $174,000 from the sale of the two undivided tenant in common interests described above.

On October 17, 2002, the Company sold a 2.034-acre parcel of land adjacent to the Titan Building and Titan Plaza for approximately $130,000. The Company realized cash proceeds of approximately $110,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale.

Refinancing of Properties and Related Matters in 2002

During 2002, the Company refinanced two properties, benefited from a loan “re-sizing” and was granted an extension on another loan. The commercial real estate lending market generally recovered from the slowdown experienced during 2001 following the terrorist attacks in New York and Washington on September 11, 2001. Low commercial lending rates and better availability of funding allowed the Company to complete several important transactions within its existing property portfolio.

Segiun Corners Shopping Center.    In connection with the purchase of Seguin Corners Shopping Center, the Company assumed an existing loan with an original principal amount of $1,735,000. The note was paid down at closing to $545,000 with no exit fee. The note carried a floating interest rate priced at 215 basis points over the 30-day LIBOR rate with a loan maturity date of September 1, 2003. In October 2001, acting on behalf of all tenants in common, the Advisor requested an increase in the principal balance according to a formula contained in the original loan. On February 5, 2002, the lender increased the principal balance outstanding to $1,693,700.

Plaza Del Rey Shopping Center.    A final payment of the principal amount of the mortgage loan on Plaza Del Rey, together with all accrued but unpaid interest, and late charges, if any, was due on or before November 16, 2001; however, pursuant to an agreement with the lender, the Company continued to make payments on the loan according to the original terms. The lender provided the Company with a notice of default dated November 16, 2001 on the original $3,995,000 mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On April 1, 2002, the Advisor, acting on behalf of the tenants in common, secured a new $4,950,000 mortgage loan to refinance the property. The note is secured by a deed of trust with a fixed interest rate of 8.00%, amortized on a 25-year schedule, with a due date of March 25, 2007. The Company’s 16.5% proportionate share of this debt was approximately $817,000.

Trademark Building.    During September 2002, the Advisor, acting on behalf of the tenants in common, secured an extension of the note on the Trademark Building. The Company was jointly and severally liable for the entire $2,700,000 balance of the note in connection with the acquisition of the Trademark Building. The note was secured by a deed of trust with interest at the 30-day LIBOR plus a spread of 2.45% during the first six months and 2.7% thereafter. Principal and interest on this note were originally due September 2002, however the Advisor negotiated an extension with the lender through December 2002 to provide time to secure more favorable financing. On December 13, 2002, the Advisor, acting on behalf of all the tenants in common, secured a new $4,600,000 mortgage loan to refinance the property. The note is secured by a deed of trust with a fixed interest rate of 6.35%, amortized on a 30-year schedule, with a due date of January 1, 2013. The Company’s 40.0% proportionate share of this debt was approximately $1,840,000.

University Height Business Park.    This property was acquired in an all cash purchase on August 22, 2002. On December 12, 2002, the Company secured a $4,400,000 mortgage loan on the University Heights Business Park. The note is secured by a deed of trust, the rate per annum is equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25% amortized on a 30-year schedule with a due date of December 12, 2007.

Acquisitions and Dispositions in 2001

Acquisitions

On May 11, 2001, T REIT—Pahrump Valley Shopping Center—LLC, a wholly owned subsidiary of T REIT, L.P, purchased the Pahrump Valley Junction Shopping Center, a 105,721 square foot shopping center located in Pahrump, Nevada. The total purchase price of approximately $17,150,000 consisted of $4,750,000 in cash and $12,435,000 in debt. The seller was not an affiliate of the Company or the Advisor. The Company borrowed a total of $1,500,000 of the cash portion of the purchase price. Of this amount, the Company borrowed $505,000 from its Advisor and $995,000 from NNN 2004 Notes Program, LLC, an affiliate of its Advisor. The Company paid the two related party notes in full during 2001.

On September 4, 2001, T REIT—Trademark Building, LLC, a wholly-owned subsidiary of T REIT, L.P., purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot industrial building on a 7.55-acre site located in Reno, Nevada. The total purchase price was $7,296,110. The seller was not an affiliate of the Company or the Advisor. The Company’s proportionate share of the total purchase price was approximately $2,851,622 consisting of $1,772,000 in cash and $1,080,000 in debt. The remaining 60% of the Trademark Building was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor.

Disposition

On November 13, 2001, the Company sold the Christie Street Office Building located in Lufkin, Texas, to an unaffiliated buyer for $1,050,000, at a net loss of approximately $227,000 before the refund of a $50,000 real estate commission from Realty. The purchaser was not an affiliate of the Company or the Advisor. The Company provided seller financing in the form of a $595,000 note secured by a first deed of trust on the Christie Street Office Building. The Company also guaranteed lease payments in the amount of $20,000 per month for a period of five years under a Master Lease Agreement, obligating the Company to make lease payments to the lessor in the event the sub-lessee fails to make the lease payments. The Company would be obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. The Advisor agreed to indemnify the Company against any future losses under the Master Lease Agreement. See “Subsequent Events” for more information regarding the Company’s obligations under its Master Lease Agreement.

Refinancing of Properties and Related Matters in 2001

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

Financial and Operating Results

Rental Income.    Rental income consists of basic monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $4,562,654 for the year ended December 31, 2002, an increase of $1,307,355 compared to rental income of $3,255,299 for the year ended December 31, 2001. Approximately $833,000 of this increase was due to the Company’s ownership of the Pahrump Valley Shopping Center for approximately seven more months than in the comparable period of 2001. In addition, rental income for the year ended December 31, 2002 also increased approximately $334,000 as a result of the acquisition of the University Heights Business Park and approximately $203,000 due to higher common area maintenance recoveries at the Thousand Oaks Shopping Center in 2002 compared to the year ended December 31, 2001. These increases were partially offset by a reduction in rental income for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulting from the sale of the Christie Street Office Building on November 13, 2001.

Interest Income.    Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $30,719 to $238,811 for the year ended

December 31, 2002 from $208,092 for the year ended December 31, 2001. This increase was due primarily to an increase in funds held in short-term interest bearing instruments awaiting investment during the year ended December 31, 2002. Management expects interest income to decline after the year ended December 31, 2002 due to the collection of $1,380,000 in 12% short-term first mortgage loans to an affiliate of the Company on September 30, 2002. These loans contributed approximately $122,000 to interest income for the year ended December 31, 2002. In addition to interest on funds held in short-term interest bearing instruments and short-term mortgages, the other main component of interest income was the Company’s $595,000 8.50% first mortgage seller financing note to the non-affiliated buyer of the Christie Street Building which contributed approximately $50,000 to interest income for the year ended December 31, 2002.

Rental Expenses.    Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $153,755 to $1,029,482 for the year ended December 31, 2002 from $875,727 for the year ended December 31, 2001. Rental expenses increased approximately $157,000 due to the Company’s ownership of the Pahrump Valley Shopping Center for approximately seven more months than in the comparable period of 2001. In addition, rental expenses for the year ended December 31, 2002 also increased approximately $83,000 as a result of the acquisition of the University Heights Business Park. These increases were partially offset by a reduction of $85,000 in rental expenses at Thousand Oaks Shopping Center, Seguin Corners Shopping Center and Plaza del Rey Shopping Center primarily as a result of lower property management fees charged by an affiliate of the Advisor which replaced a third party as property manager at these properties during the year. The sale of the Christie Street Building also reduced rental expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001.

General and Administrative Expenses.    General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased by $33,382 to $669,925 for the year ended December 31, 2002 from $636,543 for the year ended December 31, 2001. Fees paid to the Company’s attorneys and accountants to facilitate the Company’s regulatory filings and compliance and to conduct audits of the Company’s property acquisitions and the Company comprise the majority of the Company’s general and administrative expenses. Legal expenses increased approximately $77,000 to $201,838 for the year ended December 31, 2002 from $125,048 for the year ended December 31, 2001 due primarily to the increased number of acquisitions and dispositions relative to 2001. Management expects legal expenses to decline due to the end of the Company’s Offering on May 31, 2002 and the implementation of its plans to perform more legal and regulatory functions through in-house staff. Accounting expenses declined approximately $41,000 to $203,471 for the year ended December 31, 2002 compared to $244,771 for the year ended December 31, 2001 as the Company implemented plans to perform more accounting functions internally during the year. Miscellaneous general and administrative expenses including printing and other marketing related expenses declined following the end of the Company’s Offering on May 31, 2002.

Depreciation.    Depreciation expense increased by $143,009 to $659,705 for the year ended December 31, 2002 from $516,696 for the year ended December 31, 2001. Depreciation increased approximately $132,000 as a result of ownership of Pahrump Valley Shopping Center for approximately seven more months during the year ended December 31, 2002 than the year ended December 31, 2001. In addition, depreciation for the year ended December 31, 2002 increased approximately $56,000 relative to the prior year as a result of the acquisition of the University Heights Business Park. Partially offsetting these increases was a reduction in depreciation expense for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulting from the sale of the Christie Street Office Building.

Interest Expense.    Interest expense consists of mortgage interest paid on the Company’s properties and amortization of deferred financing fees. Interest expense decreased by $97,147 to $1,756,835 for the year ended December 31, 2002 from $1,853,982 for the year ended December 31, 2001. Approximately $186,257 of interest expense consisted of amortization of deferred financing fees. Interest expense decreased approximately

$480,000 due to the refinancing of Thousand Oaks Shopping Center with a smaller $8,750,000 two-year bridge loan on December 31, 2001 in place of the then-existing $10,837,500 bridge loan resulting in interest savings of approximately $290,261. In addition, interest expense at Thousand Oaks Shopping Center decreased for the year ended December 31, 2002 in comparison to the year ended December 31, 2001 as the latter year included approximately $189,565 in default interest incurred in connection with the bridge loan. Interest expense for the year ended December 31, 2002 was also lower compared to the year ended December 31, 2001 due to the sale of the Christie Street Office Building. Partially offsetting these decreases in interest expense were an increase of approximately $310,000 in interest expense due to the Company’s ownership of the Pahrump Valley Shopping Center for approximately seven more months than in the comparable period of 2001 and an increase of approximately $168,000 in amortization resulted from amortization of approximately $131,000 associated with a loan fee on a two-year bridge loan and $15,000 related to lease commissions at the Thousand Oaks Shopping Center.

Equity in Earnings of Unconsolidated Real Estate.    The Company’s equity in earnings of unconsolidated real estate increased $1,063,543 to $1,125,501 for the year ended December 31, 2002 compared to $61,958 for the year ended December 31, 2001. The five undivided tenant in common and limited liability company membership interests purchased during the year ended December 31, 2002 accounted for approximately $982,232 of the increase in equity in earnings of unconsolidated real estate compared to the prior year. The undivided tenant in common interest in the City Center West “A” Building accounted for $478,188 or almost 50% of the increase from new acquisitions. During 2001, the 40% undivided tenant in common interest in the Reno Trademark building accounted for the entire $61,958 equity in earnings of unconsolidated real estate properties. Management expects equity in earnings of unconsolidated real estate to increase significantly due to full-year ownership of the undivided tenant in common and limited liability membership interests purchased in 2002 and the acquisition of the undivided tenant in common interest in Congress Center in 2003.

Sales of Real Estate.    During the year ended December 31, 2002, the Company realized total net gains on the sale of investments in unconsolidated real estate and a parcel of land of approximately $213,000, an increase of $391,000 compared to the net loss on the sale of real estate of approximately $178,000 for the year ended December 31, 2001. During the year ended December 31, 2002, the Company sold its undivided tenant in common interests in Sequin Corners Shopping Center and Plaza del Rey Shopping Center for a combined net gain of approximately $174,000. The Company also sold a 2.034 acre parcel of land adjacent to the Titan Building and Titan Plaza for a net gain for approximately $39,000. During the year ended December 31, 2001, the Company sold the Christie Street Building for a net loss of approximately $178,000.

Discontinued Operations

In November 2002, the Board of Directors of the Company approved a plan to sell the Northstar Crossing Shopping Center and commenced active marketing of the property. Current and prior net operating income related to this property is classified as discontinued operations for all periods presented.

Liquidity and Capital Resources

Capital Resources

At December 31, 2002, the Company had $6,129,468 of cash compared to $3,647,159 of cash at December 31, 2001 to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio.

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

Distributions paid for the year ended December 31, 2002 were $2,567,811 compared to $862,637 for the year ended December 31, 2001. For the year ended December 31, 2002, approximately 52% of distributions represented a return of capital for federal income tax purposes compared to 100% of distributions for the year ended December 31, 2001. Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

Effective September 26, 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of December 31, 2002, the Company completed its second full year of operations and its first profitable year with net income of $2,293,758. However, since inception, the Company has made cumulative distributions in excess of earnings of $2,876,354. As a result, a significant portion of dividends distributed through December 31, 2002 are effectively a return of capital to investors as the Company has not generated sufficient cumulative profits to support such dividends. For the years ended December 31, 2002 and 2001, the Company declared dividends of $3,310,870 and $1,145,621 and its operating activities provided net cash of $2,475,805 and used net cash of $1,223,712, respectively. The Company’s payment of dividends in the future will depend primarily on the Company’s ability to generate positive cash flow from operations. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of available funds.

Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2003 to fund operations and any declared dividends. Management also believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can obtain a secured line of credit to supplement its cash flow from operations. Additionally, the Company’s current cash position of $6,129,468 at December 31, 2002 could be used to compensate for cash flow deficits. In the event management’s plans are not attained, the Company’s financial condition could be adversely impacted to a material extent.

Cash Flows From Operating Activities

Net cash provided by operating activities was $2,475,805 for the year ended December 31, 2002 compared to net cash used in operating activities of $1,223,712 for the year ended December 31, 2001. The primary reason for the increase in net cash provided by operating activities was the Company’s net income of $2,293,758, a $2,757,390 increase from the net loss of $463,632 for the year ended December 31, 2001. The increase in the Company’s net income resulted from the increased size and performance of its real estate portfolio of properties and undivided tenant in common and limited liability membership interests during the year ended December 31, 2002, the effect of a full year of operations for certain acquisitions completed during 2001, changes in other operating assets and liability accounts, and a reduction in interest expense.

The Company expects future cash flows from operating activities to increase substantially due primarily to full-year ownership of the properties acquired during the year ended December 31, 2002 and the proposed acquisitions of Gateway Mall and Congress Center. See “Subsequent Events.”

Cash Flows From Investing Activities

Net cash used in investing activities amounted to $19,278,632 for the year ended December 31, 2002 compared to $7,491,774 for the year ended December 31, 2001. The increased use of cash for investing activities resulted primarily from $20,229,916 in total real estate investments ($13,112,508 for investments in unconsolidated real estate operating properties, i.e., undivided tenant in common and limited liability membership interests, and $7,117,408 for the purchase of real estate operating properties) in 2002 compared to $6,800,935 ($1,816,079 for investments in unconsolidated real estate operating properties and $4,984,856 for the purchase of real estate operating properties) in 2001 as the Company increased its real estate portfolio at a more rapid pace during the year ended December 31, 2002. The Company also used $3,287,243 in net cash for real estate deposits, a $2,978,983 increase compared to $308,260 of net cash used for deposits for the year ended December 31, 2001. The increase was primarily due to a $3,000,000 deposit in connection with the purchase of an undivided tenant in common interest in Congress Center in January 2003. Partially offsetting net cash used in investing activities was net cash provided from investing activities consisting of $1,787,579 in principal payments on notes receivable from related parties, primarily $1,380,000 received in payment of a short-term mortgage loan from an affiliated company, $1,502,197 in proceeds received from the sale of undivided tenant in common interest in two shopping centers and a parcel of land, and $940,929 in cash distributions received from investments in unconsolidated real estate operating properties. For the year ended December 31, 2001, the net cash provided from investing activities consisted of $1,050,000 from the sale of one real estate operating property.

At December 31, 2002, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after December 31, 2001 are necessary and/or desirable.

Cash Flows From Financing Activities

Cash provided by financing activities amounted to $19,285,136 for the year ended December 31, 2002 compared to $12,114,568 for the year ended December 31, 2001. The primary reason for the increase was $19,343,151 raised through the Company’s equity offering (net of offering costs) in 2002 compared to $16,007,566 raised in 2001. For the years ended December 31, 2002 and 2001, the Company paid offering costs of $2,665,302 and $1,709,492 respectively. The Company has not incurred significant offering costs beyond the termination of the Offering on May 31, 2002. Borrowings under notes payable totaled $4,400,000 for the year ended December 31, 2002 compared to $13,150,000 for the year ended December 31, 2001 The Company financed one property originally purchased for cash during 2002 compared to the refinancing of two properties during 2001.

In 2002, the Company declared dividends of $3,310,870 and paid $2,862,599 in cash distributions and $335,003 through issuance of shares of common stock under its DRIP. In 2001, the Company declared dividends of $1,145,621 and paid $862,637 in cash distributions and $292,984 through the issuance of shares of common stock under the DRIP. The increase in dividends paid is due to increased cash flow, the increased dividend rate for a full year of operations in 2002 and additional shares issued in the current year.

The weighted average annual interest rates on the Company’s mortgages payable outstanding at December 31, 2002 and 2001 were approximately 7.1% and 6.8%, respectively. See Item 8—Note 8 of the Notes to Consolidated Financial Statements for a description of the terms of the mortgages payable.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a REIT. Large ownership of the Company’s stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at a time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of equity offerings, debt financings or asset dispositions.

Management believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company’s current cash position of $6,129,468 at December 31, 2002 could be used to compensate for cash flow deficits, if any.

Overview of Years Ended December 31, 2001 and December 31, 2000

The recession experienced by the U.S. economy during 2001, further exacerbated by the economic impact of the terrorist attacks in New York and Washington on September 11, 2001, resulted in a slowdown in business activity in the local markets in which the Company’s properties are located. The Company has not noticed any significant adverse impact on its operations as a result of these events. The Company believes that the impact of a continuing economic slowdown will be mitigated by the large proportion of the Company’s tenants that 1) serve non-discretionary shopping needs, 2) are discount retailers that compete well during economic slowdowns, and 3) are financially strong national tenants able to withstand economic adversity. The Company’s operations, however, could be negatively affected by a more severe or prolonged economic downturn.

As of December 31, 2001, the Company owned 100% fee simple interests in three shopping centers, two located in Texas and one in Nevada, containing an aggregate of GLA of approximately 336,145 square feet. In addition, the Company owned undivided tenants-in-common interests in three other buildings, 16.5% and 26% respectively, in two additional shopping centers in Texas and 40% in an office/distribution building in Nevada. The total GLA of the buildings in which the Company owned undivided tenant-in-common interests as of December 31, 2001 was 221,751 square feet, and, on a proportionate basis, the Company owned approximately 56,269 square feet of the total GLA in these buildings. As of December 31, 2001, approximately 94% of the total GLA in the Company’s six properties was leased.

Results of Operations For the Years Ended December 31, 2001 and 2000

General

The following discussion, subject to the limits on comparability between the years previously noted, is based primarily on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000. The Company has acquired three shopping centers and three undivided tenant-in-common interests and acquired and sold one office building through December 31, 2001. None of the property sellers in 2000 or 2001 were affiliates of the Company or the Advisor.

Acquisitions in 2000

On September 26, 2000, the Company acquired the Christie Street Office Building, a Class C office building in Lufkin, Texas containing a GLA of 17,141 square feet. The total purchase price of $1,250,000 consisted of $500,000 in cash and a $750,000 note payable to the seller.

On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, a shopping center in Garland, Texas containing a GLA of 96,425 square feet. The total purchase price of $3,930,000 consisted of $1,235,000 in cash and a $2,695,000 note payable to an affiliate of the seller.

On December 6, 2000, the Company acquired the Thousand Oaks Shopping Center, a shopping center in San Antonio, Texas containing a GLA of 162,864 square feet. The total purchase price of $13,000,000 consisted of $2,162,500 in cash and a $10,837,500 note payable to an affiliate of the seller.

The Company also acquired two undivided tenant-in-common interests in 2000, purchasing Plaza Del Rey Shopping Center, a shopping center in Seguin, Texas, on November 17, 2000 and Seguin Shopping Center, a shopping center also located in Seguin, Texas, on November 22, 2000. Plaza Del Rey’s total purchase price of

$5,050,000 consisted of $1,055,000 in cash and a $3,995,000 in debt payable to an affiliate of the seller for which the Company is jointly and severally liable. The Company’s percentage ownership of Plaza Del Rey is 26%. Lake Air Mall—PDR, LLC, whose sole member is NNN Lake Air Mall, L.P., an affiliate of the Advisor, purchased a 19% interest in Plaza Del Rey. Seguin’s total purchase price of $2,450,000 consisted of $1,905,000 in cash and a $545,000 in debt payable to an affiliate of the seller for which the Company is jointly and severally liable. The Company’s percentage ownership of Seguin is 16.5%. Lake Air Mall—Seguin, LLC, whose sole member is NNN Lake Air Mall, L.P., an affiliate of the Advisor, purchased a 10% undivided tenant-in-common interest in Seguin.

Acquisitions and Dispositions in 2001

On May 11, 2001, the Company acquired Pahrump Valley Junction Shopping Center, a shopping center in Pahrump, Nevada containing a GLA of 105,721 square feet. The total purchase price of $17,150,000 consisted of $4,605,000 in cash and a $12,435,000 note payable to an unaffiliated third party. The Company borrowed a total of $1,500,000 of the cash portion of the purchase price. Of this amount, the Company borrowed $505,000 from its Advisor and $995,000 from NNN 2004 Notes Program, LLC, an affiliate of its Advisor. The Company paid the two related party notes in full during 2001.

On September 4, 2001, the Company acquired a 40% undivided tenant-in-common interest in the Trademark Building, an industrial building containing a GLA of 75,257 square feet situated on a 7.55-acre site in Reno, Nevada. The $2,851,622 purchase price of the tenant in common interest consisted of $1,772,000 in cash and a $1,080,000 in debt for which the Company is jointly and severally liable. The remaining 60% of the Trademark Building was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor.

On November 13, 2001, the Company sold the Christie Street Office Building to an unaffiliated buyer for $1,050,000, a net loss of approximately $177,948 after the refund of a $50,000 real estate commission from an affiliate of the Advisor. The Company provided seller financing in the form of a $595,000 note secured by a first deed of trust on the Christie Street Office Building. The Company also guaranteed lease payments in the amount of $20,000 per month for a period of five years under a Master Lease Agreement, obligating the Company to make lease payments to the lessor in the event the sub-lessee fails to make the lease payments. The Company would be obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the sale, the Advisor agreed to indemnify the Company against any future losses under the Master Lease Agreement.

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

Plaza Del Rey Shopping Center.    A final payment of the principal amount of the mortgage loan on Plaza Del Rey, together with all accrued but unpaid interest, and late charges, if any, was due on or before November 16, 2001; however, pursuant to an agreement with the lender, the Company continued to make payments on the loan according to the original terms. The lender provided the Company with a notice of default dated November 16,

2001 on the original $3,995,000 mortgage loan to preserve its rights, but indicated a willingness to forbear any further action. On January 4, 2002, the Company received a commitment letter for a $4,900,000 mortgage loan. The Company anticipated completing the refinancing of the property and paying default interest to the original lender in April, 2002, but there can be no assurance that the original lender will continue to exercise forbearance. See “Subsequent Events” for more information regarding the refinancing of this loan.

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

Financial and Operating Results

As previously noted, rental income, rental expenses, mortgage interest, depreciation and amortization and substantially all of the general and administrative expenses incurred during 2000 were a result of the operations from the three properties and two tenant-in-common interests acquired at the end of the third quarter and during the fourth quarter of 2000.

Rental Income.    Rental income consists of basic monthly rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $3,255,299 for the year ended December 31, 2001, an increase of $3,099,528 compared to rental income of $155,771 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 during the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Interest Income.    Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income increased by $159,582 to $208,092 for the year ended December 31, 2001 from $48,510 for the year ended December 31, 2000. This increase is due primarily to the additional funds held in interest bearing instruments and short-term loans bearing higher rates during the year ended December 31, 2001. This increase has been partially offset by decreases in the interest rates on the short-term instruments in which the Company invests. Also included is interest earned on $950,000 12% short-term first mortgage outstanding to an affiliate of Advisor throughout 2001, an additional $430,000 12% short-term first mortgage outstanding to the same party for nine months of 2001, a $258,000 12% note receivable secured by the assets of another affiliate of the Advisor outstanding beginning in November 2001 and the $595,000 8.50% first mortgage seller financing to the non-affiliated buyer of the Christie Street Building also beginning November 2001.

Rental Expenses.    Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $842,876 to $875,727 for the year ended December 31, 2001 from $32,851 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 during the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

General and Administrative Expenses.    General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased by $534,243 to $636,543 for the year ended December 31, 2001 from $102,300 for the year ended December 31,

2000. This increase results largely from fees paid to the Company’s attorneys and accountants to facilitate the Company’s regulatory filings and compliance and to conduct audits of the Company’s property acquisitions and the Company. General and administrative expenses have also increased due to the additional work required as the Company moves from a formation stage to an operational stage.

Depreciation.    Depreciation expense increased by $494,104 to $516,696 for the year ended December 31, 2001 from $22,592 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 during the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Interest Expense.    Interest expense consists almost entirely of mortgage interest paid on the Company’s properties. Interest expense increased by $1,732,970 to $1,853,982 for the year ended December 31, 2001 from $121,012 for the year ended December 31, 2000. This increase is due primarily to the ownership of properties acquired late in 2000 during the entire 2001 fiscal year and secondarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Sale of Real Estate.    On November 13, 2001, the Company sold the Christie Street Office Building located in Lufkin, Texas to an unaffiliated buyer for $1,050,000, a net loss of approximately $178,000 after the refund of a $50,000 real estate commission from an affiliate of the Advisor.

Discontinued Operations

In November 2002, the Board of Directors of the Company approved a plan to sell the Northstar Crossing Shopping Center and commenced active marketing of the property. Current and prior net operating income related to this property is classified as discontinued operations for all periods presented.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in the future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Mortgage Loans Payable	$334,652	$9,494,799	$858,363	$17,402,311	$28,090,125
Lease Guarantee	151,100	228,900	—	—	380,000

Total	$485,752	$9,723,699	$858,363	$17,402,311	$28,470,125

(1)	The lease guarantee relates to the Company’s obligation on the Christie Street Office Building sold in 2001. The Company’s Advisor agreed to indemnify the Company for the full amount of its obligation and through April 3, 2003, has reimbursed $140,000 to the Company related to an indemnification agreement.

Subsequent Events

Acquisitions

Congress Center

On January 9, 2003, the Company purchased an approximately 38% limited liability company membership interest in NNN Congress Center, LLC, an affiliate of the Company and the Advisor, which simultaneously purchased an approximately 62% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. Affiliates of the Company and the Advisor, G REIT—Congress Center, LLC and WREIT—Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 38% ownership of the property. Simultaneous with and subsequent to the purchase of Congress Center, NNN Congress Center, LLC sold undivided tenant in common interests to unaffiliated third parties totaling approximately 35% of Congress Center, lowering its percentage ownership to approximately 27%. The seller was Congress Center, L.L.C., an unaffiliated third-party. The total purchase price for Congress Center was $136,108,000. The seller of the Property paid a sales commission to Realty of $2,000,000, approximately 1.50% of the purchase price. The Company’s total investment was approximately $5,000,000 in cash. NNN Congress Center, LLC is jointly and severally liable with the other tenants in common for the total debt of $95,950,000 and any subsequent increases in the total debt.

Gateway Mall

On January 29, 2003, the Company purchased the Gateway Mall, a multi-tenant regional mall of approximately 333,210 square feet on a 45-acre site located in Bismarck, North Dakota from North Bismarck Associates II, an unaffiliated third-party, for a purchase price of $9,000,000. The Property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The Company financed the purchase price with a $5,000,000 loan from American Express Financial Corporation. The seller paid a sales commission to Realty of $180,000, approximately 2% of the purchase price.

Impact of Accounting Principles

The Financial Accounting Standards Board has issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 resulted in the presentation of discontinued operations in 2002 and all prior periods presented relating to a property held for sale.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”—an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, and the additional disclosures required have been included.

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

Inflation

For the Company’s multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company’s rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of the triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of the triple-net leased properties. As of December 31, 2002, the Company owned some properties subject to triple-net leases.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2003	2004	2005	2006	2007	Thereafter
Fixed rate debt	$275,842	$297,189	$320,191	$344,977	$371,686	$13,330,240
Average interest rate on maturing debt	7.43%	7.43%	7.43%	7.43%	7.43%	7.43%
Variable rate debt	$58,810	$8,812,018	$65,401	$68,969	$72,731	$4,072,071
Average interest rate on maturing debt	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

The fair estimated value of the Company’s debt approximates its December 31, 2002 carrying amount.

Approximately $13,150,000 or 47% of the Company’s mortgages payable at December 31, 2002, have variable interest rates averaging 6.8%. In comparison, approximately $9,550,875 or 39% of the Company’s mortgages payable at December 31, 2001 had variable interest rates averaging 6.8%. An increase in interest rates of 0.25% on the Company’s variable rate mortgage loans would not significantly impact earnings due to current market interest rates being substantially below the floor interest rates on these mortgage loans.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

T REIT, Inc.

We have audited the accompanying consolidated balance sheet of T REIT, Inc. (the “Company”), as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T REIT, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III of T REIT, Inc. for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    GRANT THORNTON LLP

Irvine,	California
March	19, 2003
(except	for the first paragraph of Note 13, as to which
the	date is April 3, 2003)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

T REIT, Inc.

We have audited the accompanying consolidated balance sheet of T REIT, Inc., a Virginia corporation, and subsidiary (the “Company”), as of December 31, 2001, and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T REIT, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport	Beach, California
March	15, 2002

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS
Real estate investments:
Operating properties	$37,374,780	$35,877,880
Property held for sale	3,917,239	—
Investments in unconsolidated real estate	14,499,831	1,878,037

	55,791,850	37,755,917
Less accumulated depreciation	(1,111,856)	(594,381)

	54,679,994	37,161,536

Cash and cash equivalents	6,129,468	3,647,159
Accounts receivable, net	242,587	293,163
Accounts receivable from related parties	593,670	627,000
Real estate deposits	3,918,743	631,500
Other assets, net	1,617,263	698,420
Note receivable	587,178	595,000
Notes receivable from related parties	—	1,787,579

	$67,768,903	$45,441,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$997,870	$539,557
Distributions payable	321,252	208,760
Security deposits and prepaid rent	144,018	190,156
Notes payable	25,221,036	24,737,461
Note payable secured by property held for sale	2,869,089	—

	29,553,265	25,675,934

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,696,300 and 2,470,487 shares issued and outstanding at December 31, 2002 and 2001, respectively	47,202	24,715
Additional paid-in capital	41,265,443	21,609,000
Treasury stock, 23,876 and 1,000 shares at December 31, 2002 and 2001, respectively	(220,653)	(9,050)
Distributions in excess of earnings	(2,876,354)	(1,859,242)

	38,215,638	19,765,423

	$67,768,903	$45,441,357

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues
Rental income	$4,562,654	$3,255,299	$155,771
Interest income	283,811	208,092	48,510

	4,846,465	3,463,391	204,281
Expenses
Rental expenses	1,029,482	875,727	32,851
General and administrative	669,625	636,543	102,300
Organizational	—	—	29,888
Depreciation	659,705	516,696	22,592
Interest (including amortization of deferred financing fees)	1,756,835	1,853,982	121,012

	4,115,647	3,882,948	308,643
Income (loss) before equity in earnings of unconsolidated real estate	730,818	(419,557)	(104,362)

Equity in earnings of unconsolidated real estate	1,125,501	61,958	—

Income (loss) from continuing operations before gain (loss) on sale of investments in unconsolidated real estate	1,856,319	(357,599)	(104,362)
Gain (loss) on sale of investment in unconsolidated real estate	213,352	(177,948)	—

Income from continuing operations	2,069,671	(535,547)	(104,362)
Income from discontinued operations—property held for sale	224,087	71,915	3,580

Net income (loss)	$2,293,758	$(463,632)	$(100,782)

Earnings (loss) per share—Basic and diluted
Continuing operations	$0.52	$(0.38)	$(0.46)
Discontinued operations	0.05	0.05	0.02

	$0.57	$(0.33)	$(0.44)

Weighted average common shares outstanding	4,013,175	1,398,104	228,269

Dividends declared	$3,310,870	$1,145,621	$149,207

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock	Distributions in Excess of Earnings	Total
BALANCE—January 1, 2000	100	$1	$99	$—	$—	$100
Redemption of common stock	(100)	(1)	(99)	—	—	(100)
Issuance of common stock	664,271	6,643	5,336,522	—	—	5,343,165
Dividends	—	—	—	—	(149,207)	(149,207)
Net loss	—	—	—	—	(100,782)	(100,782)

BALANCE—December 31, 2000	664,271	6,643	5,336,522	—	(249,989)	5,093,176
Issuance of common stock	1,807,216	18,072	16,272,478	—	—	16,290,550
Dividends	—	—	—	—	(1,145,621)	(1,145,621)
Repurchase of shares	(1,000)	—	—	(9,050)	—	(9,050)
Net loss	—	—	—	—	(463,632)	(463,632)

BALANCE—December 31, 2001	2,470,487	24,715	21,609,000	(9,050)	(1,859,242)	19,765,423
Issuance of common stock	2,248,689	22,487	19,656,443	—	—	19,678,930
Dividends	—	—	—	—	(3,310,870)	(3,310,870)
Repurchase of shares	(22,876)	—	—	(211,603)	—	(211,603)
Net income	—	—	—		2,293,758	2,293,758

BALANCE—December 31, 2002	4,696,300	$47,202	$41,265,443	$(220,653)	$(2,876,354)	$38,215,638

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	2,293,758	$(463,632)	$(100,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings of unconsolidated real estate, net of distributions	(450,215)	(61,958)	—
Gain (loss) on sale of investments on unconsolidated real estate	(213,352)	177,948	—
Depreciation
Continuing operations	659,705	516,696	22,592
Discontinued operations	85,938	76,931	15,781
Amortization of deferred financing fees	186,257	18,138	—
Provision for accounts receivable	67,759	—	—
Change in operating assets and liabilities:
Accounts receivable	(17,183)	(189,694)	(103,469)
Accounts receivable from related parties	33,330	(627,000)	—
Other assets	(582,367)	(420,993)	—
Accounts payable and accrued liabilities	458,313	(344,911)	349,087
Security deposits and prepaid rent	(46,138)	94,763	95,393

Net cash provided by (used in) operating activities	2,475,805	(1,223,712)	278,602

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(7,117,408)	(4,984,856)	(3,951,243)
Purchase of investments in unconsolidated real estate	(13,112,508)	(1,816,079)	—
Proceeds from sale of investment in unconsolidated real estate	1,502,197	1,050,000	—
Distributions received on investments in unconsolidated real estate	940,929	—	—
Issuance of note receivable	—	(595,000)	—
Issuance of notes receivable from related parties	—	(837,579)	(950,000)
Collections of notes receivable	7,822	—	—
Collections of notes receivable from related parties	1,787,579	—	—
Real estate deposits	(3,287,243)	(308,260)	(323,240)

Net cash used in investing activities	(19,278,632)	(7,491,774)	(5,224,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	19,343,151	16,007,566	5,343,065
Repurchase of common shares	(211,603)	(9,050)	—
Borrowings under notes payable	4,400,000	13,150,000	—
Principal payments on notes payable	(1,047,336)	(15,925,965)	—
Payment of deferred financing costs	(336,477)	(245,346)	—
Distributions paid	(2,862,599)	(862,637)	(149,207)

Net cash provided by financing activities	19,285,136	12,114,568	5,193,858

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,482,309	3,399,082	247,977

CASH AND CASH EQUIVALENTS—beginning of year	3,647,159	248,077	100

CASH AND CASH EQUIVALENTS—end of year	$6,129,468	$3,647,159	$248,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,820,223	$2,216,120	$69,153

Income taxes	$68,796	$30,674	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES(a):
Issuance of common stock for dividends reinvested	$335,003	$292,984	$—

(a)	See Note 2 to the consolidated financial statements for additional information on non-cash investing and financing activities for the years ended December 31, 2001 and 2000.

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.    ORGANIZATION

T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of December 31, 2002, the Company has four properties, five tenant in common interests and one membership interest in a limited liability company and has entered into several agreements to purchase additional properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly-owned by the Company.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals. (See Note 9)

Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale up to 10,000,000 shares of its common stock (the “Shares”), and (collectively the “Offering”) at an Offering price of $10.00 per Share and up to 700,000 Shares under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Registration Statement was declared effective on February 22, 2000. By May 31, 2002, when the Offering was terminated, the Company had sold approximately 4,720,176 shares of common stock, including 22,100 shares sold to Triple Net Properties, LLC, (the “Advisor”) and 69,676 shares sold under the Dividend Reinvestment Plan (the “DRIP”). Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. As of December 31, 2002, there were 4,696,300 common shares outstanding.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and T REIT, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Investments

Operating Properties

Operating properties are held for investment and carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred.

Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of,

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the asset’s carrying amount is greater than the sum of the future undiscounted cash flows (excluding interest) estimated to be generated by those assets. As of December 31, 2002 and 2001, no indicators of impairment existed and, thus, no impairment losses have been recorded.

The Company follows the provisions of Financial Accounting Standards Board’s Emerging Issues Task Force 97-11, “Accounting for Internal Costs Related to Real Estate Property Acquisitions.” Accordingly, the Company does not capitalize its internal acquisition costs incurred in conjunction with the identification and acquisition of operating properties to be held for investment.

Property Held for Sale

Property held for sale is carried at the lower of carrying amount or fair value less costs to sell and such property is no longer depreciated. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS 144, the Company classifies operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The adoption of SFAS 144 resulted in: (i) the presentation of the net operating results of one property held for sale at December 31, 2002, less allocated interest expense and depreciation, as income from discontinued operations for all periods presented. Interest and depreciation expense was allocated based on specific identification. Implementation of SFAS 144 impacted income statement classification only and had no effect on total results of operations. Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Investments in Unconsolidated Real Estate

Investments in unconsolidated real estate are accounted for using the equity method of accounting. Disposition of investments accounted for using the equity method are classified within continuing operations in conformity with APB No. 18.

Cash and Cash Equivalents

Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Allowance for Uncollectible Receivables

When needed, the Company maintains an allowance for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction of income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. Management has established an allowance for uncollectible accounts of $67,759 at December 31, 2002, to reduce receivables to recoverable amounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2002 and 2001, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

Other Concentrations

As of December 31, 2002, the Company has three properties and one undivided tenant in common interest in properties located in the State of Texas. Accordingly, there is a geographic concentration of risk subject to fluctuations in the State’s economy. Additionally, Albertson’s and H.E. Butt Grocery Co. account for approximately 30% and 15%, respectively, of the Company’s annualized base rental income. No other single tenant accounted for a significant portion of the Company’s rental income.

Fair Value of Financial Instruments

The Company believes that the December 31, 2002 and 2001 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of, cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The Company considers the determination of the fair value of accounts receivable from related parties to be impracticable. The Company has not attempted to obtain information regarding financial instruments with similar terms as it does not believe there are financial instruments trading in the financial markets that are comparable.

Real Estate Deposits

Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At December 31, 2002, management believes all real estate deposits are refundable.

Financing Costs

Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

Rental Income

Rental income is recognized when earned under contractual lease agreements on a straight-line basis over the associated lease term. As a result, deferred rent is created when rental income is recognized during “free rent” periods of a lease. Deferred rent receivable was $436,622 and $190,000 at December 31, 2002 and December 31, 2001, respectively, and is included in other assets in the consolidated balance sheets.

Income Taxes

The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income for the year ended December 31, 2000, and beginning January 1, 2001, at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. For the years ended December 31, 2002 and 2001, the Company incurred franchise taxes in the State of Texas of approximately $30,000 and $39,000, respectively. Such taxes incurred for the year ended December 31, 2000 were not significant to the accompanying consolidated financial statements.

Per Share Data

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings (loss) per share attributable for all periods presented is computed by dividing the earnings (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of 101,490 warrants in 2002 and 53,529 warrants in 2001 and have not been included in the calculation of diluted earnings per share for the years ended December 31, 2002 and 2001 since their effect would be antidilutive. No potentially dilutive securities were outstanding during 2000.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Other Supplemental Non-Cash Information

For the years ended December 31, 2001 and 2000, the Company purchased real estate operating properties with debt totaling $12,434,618 and $15,078,808, respectively. In addition, for the year ended December 31, 2000, the Company purchased real estate with accrued liabilities of $744,141.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2002 and 2001, and the revenues and expenses for each of the years in the three year period ended December 31, 2002. Actual results could differ from those estimates.

Stock Options and Similar Equity Instruments

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered, but no earlier than when the options become exercisable. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance of options under the Independent Director Stock Option Plan and 700,000 shares of common stock for issuance of options under the Officer and Employee Stock Option Plan as described below. The Independent Director Stock Option Plan provides for the grant of initial and subsequent options. Initial options granted to each director are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director. Subsequent options are options to purchase 5,000 shares of common stock at the applicable option exercise price described below on the date of each annual shareholders’ meeting to each independent director so long as the individual is still in office. During the years ended December 31, 2002 and 2001, the Company granted options to purchase 10,000 and 15,000 shares, respectively, to independent directors at an exercise price of $9.05 (the Offering price less the dealer manager’s selling commission, marketing support, and due diligence reimbursement fee). In May 2001, one director declined to stand for reelection as an independent board member and effectively forfeited her 10,000 options. As of December 31, 2002, none of the options under the Independent Director Option Plan have been exercised. In addition, in March 2002 two directors resigned from the Company’s Board of Directors and effectively forfeited their 20,000 options.

Also effective with the Offering, the Company authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan (the “Officer/Employee Plan”). Acting on the recommendation of the compensation committee, the Board of Directors has the discretion to grant options to officers and employees effective as of each annual shareholders meeting. Options granted under the Officer/Employee Plan must be exercised within 90 days of terminating employment with the Company. In 2000, the

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Company granted its CEO and President Anthony W. Thompson and its Vice President, Sterling McGregor, options to purchase 45,000 shares each. In 2001, Sterling McGregor terminated his employment with the Company and effectively forfeited 45,000 options. The Company also granted Anthony Thompson 45,000 options. In 2002, the Company granted Anthony Thompson an additional 45,000 options. Under the Officer/Employee Plan, options have an exercise price per share of $9.05. As of December 31, 2002, none of the options under the Officer/Employee Plan have been exercised. Options granted under both plans described above have a ten-year life.

Options awarded under both of the above stock option plans are not exercisable until such plans have been approved by a majority of the Company’s shareholders. As of March 19, 2003, such approval has not been obtained and therefor, for accounting purposes, the option awards are not considered outstanding.

Options awarded under the Plans will vest when and if such shareholder approval is obtained, provided, as to the Officer/Employee Plan, that such approval is at least two years after the option grant date.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 resulted in the presentation of discontinued operations in 2002 and all prior periods presented related to property held for sale.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”—an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, and the additional disclosures required have been included.

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.    LIQUIDITY AND CASH FLOW REQUIREMENTS

Effective September 26, 2000, the Company completed its first property acquisition and thus commenced its planned principal operations. As of December 31, 2002, the Company completed its second full year of operations and its first profitable year with net income of $2,293,758. However, since inception, the Company has made cumulative distributions in excess of earnings of $2,876,354. As a result, a significant portion of dividends distributed through December 31, 2002 are effectively a return of capital to investors as the Company has not generated sufficient cumulative profits to support such dividends. For the years ended December 31, 2002 and 2001, the Company made cash distributions of $3,310,870 and $1,145,621 and its operating activities provided net cash of $2,475,805 and used net cash of $1,223,712, respectively. The Company’s payment of dividends in the future will depend primarily on the Company’s ability to generate positive cash flow from operations. Effective April 1, 2001, the Company increased its annual dividend rate from 8% to 8.25%, and has committed to paying monthly dividends at an annual rate of 8.25% to the extent of available funds.

Management believes that, inclusive of proposed future acquisitions, the Company will generate sufficient cash flow in the year ending December 31, 2003 to fund operations and any declared dividends. Management also believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can obtain a secured line of credit to supplement its cash flow from operations. Additionally, the Company’s current cash position of $6,129,468 at December 31, 2002 could be used to compensate for cash flow deficits, if any. In the event management’s plans are not attained, the Company’s financial condition could be adversely impacted to a material extent.

4.    REAL ESTATE INVESTMENTS

The Company’s real estate investments are comprised of (i) wholly owned properties including operating properties and property held for sale and (ii) investments in unconsolidated real estate.

Wholly Owned Properties

Operating Properties

At December 31, 2002, the Company’s operating properties were as follows:

	Land	Buildings and Improvements	Total
Thousand Oaks Shopping Center, San Antonio, TX	$3,285,138	$10,085,396	$13,370,534
Pahrump Valley Shopping Center, Pahrump, NV	4,287,500	12,910,156	17,197,656
University Heights Business Park, San Antonio, TX	1,011,262	5,795,328	6,806,590

	8,583,900	28,790,880	37,374,780
Less: accumulated depreciation	—	(1,111,856)	(1,111,856)

	$8,583,900	$27,679,024	$36,262,924

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

4.    REAL ESTATE INVESTMENTS—continued

The following paragraphs describe the Company’s acquisitions and dispositions of operating properties from September 2000 through December 31, 2002.

On September 26, 2000, the Company acquired the Christie Street Office Building from an unrelated party, a 17,141 square foot Class C office building in Lufkin, Texas. The purchase price of $1,250,000 consisted of cash and a note payable to the seller in the amounts of $500,000 and $750,000, respectively. The building was sold on November 13, 2001 as described below.

On December 6, 2000, the Company acquired the Thousand Oaks Shopping Center, located in San Antonio, Texas containing 162,864 rentable square feet. The purchase price of $13,000,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $2,162,500 and $10,837,500, respectively. The seller was not affiliated with the Company or the Advisor. On December 31, 2001, the property was refinanced when the Company obtained a new $8,750,000 mortgage loan. The building was 86% occupied at December 31, 2002.

On May 11, 2001, the Company acquired the Pahrump Valley Junction Shopping Center located in Pahrump, Nevada and containing 105,721 rentable square feet. The total purchase price of $17,150,000 consists of cash and a note payable in the amounts of approximately $4,750,000 and $12,400,000, respectively. The seller was not affiliated with the Company or the Advisor and the building was 99% occupied at December 31, 2002.

On November 13, 2001, the Company sold the Christie Street Office Building for $1,050,000. In connection with the sale, the Company provided seller financing in the form of a promissory note in the amount of $595,000. The Company further agreed, as part of the sale transaction, to guarantee the lease payment for a period of five years subject to a Master Lease Agreement. The sale of the Christie Street Office Building resulted in a net loss of approximately $178,000, after a refund of $50,000 in real estate commissions by Triple Net Properties Realty, Inc. (“Realty”), an affiliated entity, and a refund from the Advisor of asset management fees of approximately $9,600. The Christie Street Office Building was disposed of in accordance with the Company’s plan to concentrate on larger, institutional quality assets.

On August 22, 2002, the Company purchased the University Heights Business Park through its wholly-owned subsidiary, TREIT—University Heights, LP, a 68,400 square foot flex/service center consisting of two one-story buildings, each comprised of 34,200 feet on approximately 6 acres located in San Antonio, Texas. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the University Heights Business Park was $6,750,000 in cash. The Advisor received a real estate commission of approximately $150,000 paid by the seller of the property in connection with this purchase. The building was 96% occupied as of December 31, 2002.

Property Held for Sale

On October 26, 2000, the Company purchased the Northstar Crossing Shopping Center, located in Garland Texas containing approximately 96,425 rentable square feet. The purchase price of $3,930,000 consisted of cash totaling $1,235,000 and a note payable totaling $2,695,000. The seller was not affiliated with the Company or the Advisor. On December 31, 2001, the property was refinanced when the Company obtained a new mortgage loan for $2,900,000. The building was 92% occupied at December 31, 2002.

In November 2002, the Board of Directors of the Company approved a plan to sell this property and commenced active marketing. Accordingly, the property has been reclassified as held for sale and is carried at

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

4.    REAL ESTATE INVESTMENTS—continued

December 31, 2002 at the lower of its net historical cost basis, which is not in excess of estimated fair value less cost to sell. The Company ceased depreciation upon its decision to sell the property and the accumulated depreciation has been reclassified against the cost basis. Prior to November 2002, this property was classified as an operating property.

SFAS No. 144 requires the operating results of any property with their own identifiable cash flows that is held for sale to be removed from income from continuing operations and reported as discontinued operations for the current period and all prior periods presented. Summarized operating information for the property held for sale referred to above which is included in discontinued operations follows:

	Years Ended December 31,
	2002	2001	2000
Revenues	$827,418	$679,391	$94,340
Income from discontinued operations	$224,087	$71,915	$3,580

Future Minimum Rents Receivable

The Company’s wholly-owned properties (operating properties and property held for sale) are leased to tenants under operating leases with terms ranging from 3 to 25 years and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent to be received from noncancelable operating leases, excluding tenant reimbursements of certain costs, for each of the next five years ending December 31 and thereafter, are summarized as follows:

Total
2003	$4,067,792
2004	3,934,499
2005	3,815,087
2006	3,525,505
2007	3,119,521
Thereafter	32,111,072

$50,573,000

A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2002, 2001 and 2000, the amount of contingent rent earned by the Company was not significant.

Investments in Unconsolidated Real Estate

The Company acquired tenant in common interests in both Plaza Del Rey Shopping Center (through a wholly owned subsidiary, TREIT—PDR, LLC), a shopping center in Seguin, Texas containing 126,322 rentable square feet, and Seguin Corners Shopping Center (through a wholly owned subsidiary, TREIT—Seguin, LLC) a shopping center in Seguin, Texas containing 21,000 rentable square feet, on November 17, 2000 and November 22, 2000, respectively. Plaza Del Rey’s total purchase price of $5,050,000 consisted of cash and a note payable to an affiliate of the seller in the amounts of $1,055,000 and $3,995,000, respectively. Seguin’s total purchase price of $2,450,000 consisted of cash and a note payable to an affiliate of the seller in the amounts

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

4.    REAL ESTATE INVESTMENTS—continued

of $1,905,000 and $545,000, respectively. The Company’s percentage of ownership in Plaza Del Rey and Seguin was 16.5% and 26.0%, respectively, and the Company’s proportionate share of the purchase price and debt was $833,250 and $659,175 for Plaza Del Rey and $637,000 and $141,700 for Seguin, respectively. In October 2001, the Advisor requested an increase in the principal balance according to a formula contained in the original loan on Seguin. On February 5, 2002, the lender increased the principal balance outstanding to $1,693,700. On April 1, 2002, the Advisor secured a new $4,950,000 mortgage loan to refinance Plaza del Rey. The undivided tenant in common interests in Seguin Corners Shopping Center and Plaza del Rey Shopping Center were sold on August 12, 2002 and September 23, 2002, respectively, as described below.

On September 4, 2001, T REIT—Reno Trademark, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 40% undivided tenant in common interest in the Trademark Building, a 75,257 square foot office/distribution building located in Reno, Nevada. The remaining undivided tenant in common interest was purchased by NNN Reno Trademark, LLC, an affiliate of the Advisor. The seller was not an affiliate of the Company or the Advisor. The Company’s $2,852,000 proportionate share of the total purchase price consisted of $1,772,000 in cash and $1,080,000 in debt. The Advisor is the managing member of NNN Reno Trademark, LLC. The building was 100% occupied as of December 31, 2002.

On January 11, 2002, NNN County Center-12, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building in Temecula, California. The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which completed the acquisition for a total cost of $6,335,000 on September 28, 2001. The Company’s $1,014,000 proportionate share of the total purchase price consisted of $500,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The building was 100% occupied as of December 31, 2002. (See Note 14—Related Party Transactions)

On March 15, 2002, T REIT—City Center West A, LLC, a wholly owned subsidiary of T REIT, L.P., purchased an 89.125% undivided tenant in common interest in the City Center West “A” Building, a 105,964 square foot office building located in Las Vegas, Nevada. The remaining undivided tenant in common interest in the building was purchased by an affiliate, NNN City Center West A, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price for the City Center West “A” Building was $21,670,000. The Company’s $19,313,000 proportionate share of the purchase price consisted of $7,727,137 in cash and $11,586,250 in debt. The Advisor is the managing member of NNN City Center West A, LLC. The building was 93% occupied as of December 31, 2002.

On March 25, 2002, the Company purchased a 38% membership interest in NNN Pacific Corporate Park 1, LLC, an affiliate of the Advisor, for $2,200,000. NNN Pacific Corporate Park 1, LLC is a special purpose entity created solely to purchase an interest in Pacific Corporate Park. NNN Pacific Corporate Park 1, LLC simultaneously purchased a 60% undivided tenant in common interest in Pacific Corporate Park, a six-building, 167,486 square foot office park located in Lake Forest, California. The seller was not an affiliate of the Company or the Advisor. The remaining 40% undivided tenant in common interest was purchased by NNN Pacific Corporate Park VF, LLC, an affiliate of the Advisor. The total purchase price for Pacific Corporate Park was $23,728,000. NNN Pacific Corporate Park 1, LLC’s proportionate share of the purchase price was $14,237,100 consisting of $4,937,100 in cash and $9,300,000 in debt. The buildings were 85% occupied as of December 31, 2002.

On April 17, 2002, T REIT—Titan Plaza, L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 48.5% tenant in common interest in the Titan Building and Titan Plaza, which are located in San Antonio, Texas. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The remaining undivided tenant in common

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

4.    REAL ESTATE INVESTMENTS—continued

interest in the property was purchased by NNN Titan Building & Plaza, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Titan Building & Plaza, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $9,167,000. The Company also purchased an adjoining 2-acre parcel of land for a purchase price of $75,000 in cash. The 2-acre parcel of land, which was 100% owned by the Company, was subsequently sold. The Company’s proportionate share of the Property’s purchase price was approximately $4,446,000 including $1,536,000 in cash and $2,910,000 in debt. The property was 92% occupied as of December 31, 2002.

On August 12, 2002, the Sequin Corners Shopping Center was sold for approximately $2,500,000. The proportionate sale price of the 26% undivided tenant in common interest in the property owned by the Company, amounted to approximately $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale. On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000. The proportionate sale price of the 16.5% undivided tenant in common interest in the property owned by the Company amounted to approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale. The Company realized proceeds of $1,502,197 and a combined gain on sale of approximately $173,000 from the sale of the two undivided tenant in common interests described above.

On September 25, 2002, T REIT—Saddleback Financial L.P., a wholly owned subsidiary of T REIT, L.P., acquired a 25.0% tenant in common interest in the Saddleback Financial Center located in Laguna Hills, California. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building. The remaining undivided tenant in common interest in the property was purchased by NNN Saddleback Financial, LLC, an affiliate of the Company. The Advisor is the managing member of NNN Saddleback Financial, LLC. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the Property was $11,072,500. The Company’s proportionate share of the Property’s purchase price was approximately $2,687,500 including $775,000 in cash and $1,912,500 in debt. The Property was 93% occupied as of December 31, 2002.

The Company is jointly and severally liable for the entire amount of the debt in connection with the above investments in unconsolidated real estate.

Condensed combined historical financial information of investments in unconsolidated real estate as of and for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Assets (primarily real estate)	$76,914,458	$7,492,749

Mortgage notes payable	$44,083,700	$2,700,000
Other liabilities	1,790,392	—
Equity	31,067,366	4,792,749

	$76,914,458	$7,492,749

Company’s share of equity	$14,499,831	$1,878,037

Revenues	$14,859,847	$296,083
Expenses	12,347,640	141,187

	$2,512,207	$154,896

Company’s equity in earnings	$1,125,501	$61,958

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The Company had no investments in unconsolidated real estate in 2000.

5.	NOTE RECEIVABLE

In November 2001, the Company advanced $595,000 to the buyer of the Christie Street Building. The note is secured by a first deed of trust, with interest at 8.5% per annum maturing in December 2006. Interest income earned in connection with this note for the year ended December 31, 2002 was not significant.

6.	ACCOUNTS AND NOTES RECEIVABLE FROM RELATED PARTIES

In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, secured by a first mortgage and due in June 2001. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the notes. During 2000, the Company also advanced W REIT, L.P. an additional $50,000 at 12% interest due June 2001. In March 2001, the Company advanced $430,000 to W REIT, L.P. subject to the same terms and conditions as the previous note. Subsequently, these notes were combined into one $1,380,000 mortgage note. Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, L.L.C., the advisor to both Western REIT, Inc. and the Company. The Company’s directors and officers own less than 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, L.P. The total $1,380,000 mortgage loan was paid in full on September 30, 2002 with all applicable interest (See Note 13).

As of December 31, 2001, the Company had a note receivable from NNN County Center Drive, LLC (“County Center, LLC”), an affiliated entity, in the amount of $258,000. The note was entered into in November 2001, secured by the assets of County Center, LLC with interest at 12% and maturity in January 2002. The entire balance of the note and accrued interest was repaid to the Company in January 2002.

The Company has made no related party loans subsequent to January 2002 and had no related party loans outstanding as of December 31, 2002.

Accounts receivable from related parties at December 31, 2002 consist primarily of $120,000 of reimbursements to the Advisor for offering costs in excess of 2.5% of gross offering proceeds as disclosed in the Registration Statement and a $440,000 receivable from the Advisor for amounts due under an indemnification agreement (See Note 13, Commitments and Contingencies).

7.    SHAREHOLDERS’ EQUITY

Common Stock

Through December 31, 2002 and 2001, the Company sold 4,696,300 and 2,470,487 shares of common stock, respectively, including 22,100 shares issued to the Advisor at $9.05 per share in 2000 and 69,676 and 32,374 shares sold under the DRIP (see Note 12) for the years ended December 31, 2002 and 2001, respectively. Aggregate gross proceeds before Offering costs and selling commissions approximate $46,395,000 and $24,602,000 as of December 31, 2002 and 2001, respectively.

Pursuant to the Registration Statement discussed in Note 1, the Company offered the Shares to the residents of 43 states. In connection with the Offering, the Company incurred approximately $2,734,870 and $1,267,000 of costs related to the issuance and distribution of the Shares for the years ended December 31, 2002 and 2001.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Such amount includes a total of approximately $2,065,056 and $1,567,000 paid to the dealer manager (a related party), principally comprised of sales commissions, underwriting discounts, and certain fees. An additional $620,000 was paid to the Advisor prior to 2002.

Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to sell their Common Stock back to the Company. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares of Common Stock and must have owned such Shares for at least one year.

The price paid by the Company per repurchased Share of Common Stock varies based on the terms of the Repurchase Plan. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from the sale of Shares under the DRIP and limited amounts sold during the Offering. The Company repurchased 22,876 shares of common stock in 2002 for $211,603 and 1,000 shares of common stock in 2001 for $9,050 pursuant to the Repurchase Plan.

Warrants

The Company agreed to sell to the dealer manager, NNN Capital Corp. (a related party, wholly owned by Chief Executive Officer, Anthony Thompson), one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio, or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager has agreed to pay the Company $0.0008 for each warrant. The warrants were issued on a quarterly basis commencing 60 days after the date the shares are first sold under the Offering. Except where prohibited by securities laws, the dealer manager may retain or distribute such warrants to broker-dealers participating in the offering.

The holder of a warrant is entitled to purchase one share of common stock from the Company at a price of $12.00 per share, at any time from February 22, 2001 to February 2005. A warrant may not be exercised unless the shares to be issued upon the exercise of the warrant have been registered or are exempt from registration in the state of residence of the warrant owner, or if a prospectus required under the laws of such state cannot be delivered to the buyer by the Company. Warrants are not exercisable until one year from the date of issuance. In addition, holders of warrants may not exercise the warrants to the extent such exercise would jeopardize the Company’s status as REIT under the federal tax laws. Warrant holders who are not shareholders may not vote on Company matters and are not entitled to receive distributions.

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

As of December 31, 2002 and 2001, the Company had issued 101,490 and 53,529 warrants to soliciting dealers that sell the Company’s shares. No warrants had been exercised to date. The Company applied the fair value method of accounting for the warrants in accordance with SFAS 123 and determined that the impact on the financial statements as of December 31, 2002 and 2001 was not significant.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

8.    NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2002	2001
Principal and interest due in November 2001(a)(b)	$—	$659,175

Note payable to a financial institution, secured by a first deed of trust, interest at LIBOR plus 2.25%; principal and interest due in September 2003(c)	—	141,700

Note payable to a life insurance company, secured by a deed of trust, fixed interest at 6.0%; principal and accrued interest due in January 2009	12,071,036	12,286,586

Note payable to a mortgage company, secured by a first deed of trust, fixed interest at 8.2%; principal and accrued interest due in January 2012(a)(d)(g)	2,869,089	2,900,000

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25%. At December 31, 2002, the interest rate was 5.25%. Maturity date is January 1, 2008. Equal principal and interest payments are payable monthly until repayment in full(e)	4,400,000	—

Note payable to a mortgage company, secured by the a first deed of trust, interest at the greater of 6.5% or a 30-day LIBOR plus 3.5% floor for the first ninety days. After the ninety days rate will be the greater of 7.5% or 30-day LIBOR plus 3.5%; principal and accrued interest are due in January 2004(a)(f)	8,750,000	8,750,000

	28,090,125	24,737,461
Less notes payable secured by property held for sale(g)	(2,869,089)	—

	$25,221,036	$24,737,461

(a)	On November 16, 2001, the Company received a notice of default regarding the three notes in connection with the Northstar, Thousand Oaks and Plaza Del Rey properties, respectively, all maturing during 2001. The Company had to pay default interest to the lender in the amount of approximately $47,000 and $190,000 for the Northstar and Thousand Oaks notes, respectively. In 2002, the defaults were cured upon the refinancing of the $2,869,089 loan and the $8,750,000 loan.

(b)	The Company owned a 16.5% undivided tenant in common interest in the Plaza Del Rey Shopping Center and was jointly and severally liable for the entire note payable balance of $3,995,000. On April 1, 2002, Plaza del Rey was refinanced with a new $4,950,000 8.0% fixed rate mortgage loan for which the Company was jointly and severally liable. The undivided tenant in common interest in Plaza del Rey was sold on September 23, 2002.

(c)	The Company owned a 26% undivided tenant in common interest in the Seguin Corners Shopping Center and was jointly and severally liable for the entire note payable balance of $545,000. The undivided tenant in common interest in Seguin was sold on August 12, 2002.

(d)	This note was issued to refinance the original note in connection with the Northstar acquisition. The Company has incurred loan fees of approximately 2.5% on this note.

(e)	This note is the first loan on the University Heights Business Park which was originally purchased in an all-cash transaction.

(f)	This note is to refinance the original note in connection with the Thousand Oaks acquisition. The Company has incurred loan fees of approximately 2.5% on this note.

(g)	In November 2002, the Board of Directors of the Company approved the sale of Northstar Crossing Shopping Center. Such property is classified as held for sale at December 31, 2002 (See Note 4).

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

2003	$334,652
2004	9,109,207
2005	385,592
2006	413,946
2007	444,417
Thereafter	17,402,311

$28,090,125

9.    ADVISORY FEES

The Advisor is primarily responsible for managing the Company’s day-to-day business affairs and assets and carrying out the board of directors’ directives. Several of the Company’s officers and directors serve in that same capacity for the Advisor, and own approximately 29% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises thirty-one entities that have invested in properties located in California, Colorado, South Dakota, Nevada, Kansas and Texas.

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

The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. During the years ended December 31, 2002 and 2001, offering expenses of approximately $620,000 and $153,000, respectively, have been reimbursed by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor. However, the Advisor agreed in accordance to the Registration Statement to reimburse the Company for legal, accounting and certain other costs related to the Offering are in excess of 2.5% of gross offering proceeds. As of December 31, 2002, accounts receivable from related parties include approximately $120,000 relating to such reimbursements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the Shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the Shareholders have received a cumulative 8.25% return. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed. Approximately $0 and $225,000 in 2002 and $157,000 and $106,000 in 2001 were paid to the Advisor for asset management fees and property management fees, respectively, by the Company. Such fees were not significant in 2000. In 2002 the Company was reimbursed by the Advisor for the entire amount of the 2001 asset management fees.

Approximately $1,720,000, $150,000 and $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company’s acquisition of properties during the years ended December 31, 2002, 2001 and 2000, respectively.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

10.    SELECTED QUARTERLY DATA

Set forth below is certain unaudited quarterly information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the financial statements.

	Year Ended December 31, 2002
	4th Quarter	3rd Quarter	2nd Quarter(a)	1st Quarter
Revenues	$1,374,534	$1,127,720	$1,115,359	$1,228,852
Expenses	1,034,084	977,377	1,147,514	956,672

Income (loss) before equity in earnings of unconsolidated real estate	340,450	150,343	(32,155)	272,180
Gain on sale of investments in real estate and unconsolidated real estate	40,369	172,983	—	—
Equity in earnings of unconsolidated real estate	523,776	191,442	356,150	54,133

Income from continuing operations	904,595	514,768	323,995	326,313
Income from discontinued operations(b)	66,581	45,449	107,546	4,511

Net income	$971,176	$560,217	$431,541	$330,824

Earnings (loss) per share—Basic and diluted
Continuing operations	$0.22	$0.11	$0.08	$0.11
Discontinued operations	0.01	0.01	0.03	—

	$0.23	$0.12	$0.11	$0.11

	Year Ended December 31, 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues	$978,873	$1,042,310	$948,306	$493,902
Expenses	1,003,768	1,333,908	1,003,168	542,104

Income (loss) before equity in earnings of unconsolidated real estate	(24,895)	(291,598)	(54,862)	(48,202)
Loss on sale of investments in real estate and unconsolidated real estate	(177,948)	—	—	—
Equity in earnings of unconsolidated real estate	47,293	14,665	—	—

Loss from continuing operations	(155,550)	(276,933)	(54,862)	(48,202)
Income (loss) from discontinued operations(b)	(43,799)	45,017	39,534	31,163

Net loss	$(199,349)	$(231,916)	$(15,328)	$(17,039)

Earnings (loss) per share—Basic and diluted
Continuing operations	$(0.12)	$(0.17)	$(0.05)	$(0.06)
Discontinued operations	(0.03)	0.02	0.04	0.04

	$(0.15)	$(0.15)	$(0.01)	$(0.02)

(a)	The Company’s June 30, 2002 Form 10-Q/A was filed on December 10, 2002 to amend the June 30, 2002 10-Q filed on August 14, 2002. The amendment was to correct the omission of approximately $156,000 in depreciation expense related to the Company’s investments in unconsolidated real estate resulting in a decrease in the previously reported net income for the quarter then ended from approximately $512,000 to approximately $356,000. In addition, the amendment also decreased the previously reported net income for the six months then ended June 30, 2002 from approximately $919,000 to approximately $763,000.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

(b)	Represents the operating results of a property held for sale at December 31, 2002 (See Note 4). In accordance with SFAS No. 144, current and prior net operating results related to this property are classified as discontinued operations for all periods presented.

11.    SUBSEQUENT EVENTS

Congress Center—Chicago, Illinois

On January 9, 2003, the Company purchased an approximately 38% limited liability company membership interest in NNN Congress Center, LLC, an affiliate of the Company and the Advisor, which simultaneously purchased an approximately 62% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. Affiliates of the Company and the Advisor, G REIT—Congress Center, LLC and WREIT—Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 38% ownership of the property. Simultaneous with and subsequent to the purchase of Congress Center, NNN Congress Center, LLC sold undivided tenant in common interests to unaffiliated third parties totaling approximately 35% of Congress Center, lowering its percentage ownership to approximately 27%. The seller was Congress Center, L.L.C., an unaffiliated third-party. The total purchase price for Congress Center was $136,108,000. The seller of the Property paid a sales commission to Triple Net Properties Realty, Inc., an affiliate of the Company, of $2,000,000, approximately 1.50% of the purchase price. The Company’s total investment was approximately $5,000,000 in cash. NNN Congress Center, LLC is jointly and severally liable with the other tenants in common for the total debt of $95,950,000 and any subsequent increases in the total debt.

Gateway Mall—Bismarck, North Dakota

On January 29, 2003, the Company purchased the Gateway Mall, a multi-tenant regional mall of approximately 333,210 square feet on a 45-acre site located in Bismarck, North Dakota from North Bismarck Associates II, an unaffiliated third-party, for a purchase price of $9,000,000. The Property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The Company financed the purchase price with a $5,000,000 loan from American Express Financial Corporation. The purchase price included a sales commission payable by the Seller to an affiliate of the Company and the Advisor, of $180,000, approximately 2% of the purchase price.

Dispositions

On January 13, 2003, the Company sold the Northstar Crossing Shopping Center in Garland, Texas for $4,200,000. The Company realized net proceeds of $1,015,000. The buyer was not an affiliate of the Company or the Advisor. No fees were earned by the Advisor or any affiliate from this sale. This property was held for sale at December 31, 2002 (see Notes 4 and 10).

12.    DIVIDEND REINVESTMENT PLAN

Effective with the Offering, the Company adopted the Dividend Reinvestment Plan (the “DRIP”), which allows Company stockholders to purchase $0.01 par value per share Common Stock (“Common Stock”), through reinvestment of dividends, subject to certain conditions. The Company has registered and reserved 700,000 shares for distribution pursuant to the DRIP.

Dividends reinvested pursuant to the DRIP are applied to the purchase of shares of Common Stock at a price per share (the “DRIP Price”) equal to the greater of (i) $9.05 or (ii) 95% of the Market Price until 700,000 shares have been purchased or until the termination of the offering, whichever occurs first. The Company sold 37,302

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

and 32,374 shares of common stock under the DRIP for a total of approximately $290,000 in each of the years ended December 31, 2002 and 2001. The DRIP was terminated on May 31, 2002.

13.    COMMITMENTS AND CONTINGENCIES

Lease

In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guaranty, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building with the current tenant’s lease which expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, the Company has accrued $440,000 related to its obligations under the guaranty, of which $60,000 has been paid through December 31, 2002. The Company’s accrual assumes a new tenant will occupy the property beginning in the third quarter of 2003 and has been calculated assuming a discount rate of 10% per annum. The Company has no collateral, however it has recourse against the Advisor under the indemnity agreement. At April 3, 2003, the Company has been reimbursed by the Advisor for all amounts paid under the guarantee and expects to be reimbursed by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

Contingent Loan Obligations

The Company has the following contingent loan obligations at December 31, 2002, which it discloses under FIN 45. None of these liabilities are carried on the consolidated balance sheets as the Company accounts for related real estate investments using the equity method of accounting.

The Company is jointly and severally liable for the entire $4,600,000 balance of the mortgage loan in connection with the refinancing of the Trademark Building. The note is secured by a deed of trust with a fixed interest rate of 6.35%, amortized on a 30-year schedule, with a due date of January 1, 2013. The Company’s 40.0% proportionate share of this debt was approximately $1,840,000.

In connection with the acquisition of the County Center Building, the Company’s wholly owned subsidiary, NNN County Center Drive—12, LLC, is jointly and severally liable on the $3,210,000 mortgage loan on the property payable to a bank. The loan terms include a variable rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September, 2011.

In connection with the acquisition of the City Center West “A” Building, the Company’s wholly owned subsidiary, T REIT—City Center West “A,” LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property payable to a bank. The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

In connection with the acquisition of the membership interest in NNN Pacific Corporate Park 1, LLC, such entity is jointly and severally liable on a $15,500,000 mortgage loan on Pacific Corporate Park from a financial institution. The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers’ election upon payment of a 0.25% fee upon each extension. The

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR. After the initial 60-day rate lock period, the borrowers locked $2,000,000 of the loan at a spread of 3.25% over 30-day LIBOR and the balance of the loan at a spread of 3.25% over 60-day LIBOR.

In connection with the acquisition of the Titan Building and Titan Plaza, the Company’s wholly-owned subsidiary, T REIT—Titan Plaza, L.P., is jointly and severally liable on a $6,000,000 mortgage loan payable to a bank. The loan terms include a variable rate of 3.25% over 30-day LIBOR, subject to a 5.25% floor rate, with a 30-year amortization period due May 2004.

In connection with the acquisition of the Saddleback Financial Center, the Company’s wholly-owned subsidiary, T REIT—Saddleback Financial L.P., is jointly and severally liable on a $7,650,000 mortgage loan payable to a bank. The loan terms include a variable rate of 0.5% over the Wall Street Journal Prime Rate, subject to a 5.00% floor rate, with a 30-year amortization period due September 2007.

Other

The Company’s other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

14.    OTHER RELATED PARTY TRANSACTIONS

Section 6.4 of Article 6 of the Company’s Articles of Incorporation prohibits the Company from making any loans or advances to its Advisor, directors, officers or any affiliated entities, however, during 2001 and 2000, the Company made loans or advances to affiliates, all of which have been collected in full prior to December 31, 2002. The Company also made one related party loan in 2002 as described below. The Company had no related party loans outstanding as of December 31, 2002. Management does not believe that these past violations of the Articles of Incorporation will impact future operations of the Company.

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

On January 11, 2002, NNN County Center—12, LLC, a wholly owned subsidiary of T REIT, L.P., purchased a 16% undivided tenant in common interest in the County Center Building, a 77,582 square foot office/distribution building located in Temecula, California. The Company purchased its undivided tenant in common interest from an affiliate, NNN County Center Drive, LLC, which completed the acquisition for a total cost of $6,335,000 on September 28, 2001. The Company’s proportionate share of the total purchase price was approximately $1,014,000 consisting of $500,000 in cash and $514,000 in debt. The Advisor is the managing member of NNN County Center Drive, LLC. The acquisition cost included a commission to Realty of $150,000.

The Company has purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, however, the Board of Directors of the Company evaluates the extent to which the Company participates in such acquisitions.

SCHEDULE III

T REIT, INC.

REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

			Initial Costs to Company		Gross Amount at Which Carried at Close of Period
	Encumbrances		Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Built
Thousands Oaks, TX	8,750,000		3,285,138	9,750,000	3,285,138	10,085,396	13,370,534	518,099	1986
Pahrump Valley, TX	12,071,036		4,287,500	12,862,500	4,287,500	12,910,156	17,197,656	538,254	1993
University Heights, TX	4,400,000		1,011,262	5,724,750	1,011,262	5,795,328	6,806,590	55,503	2000

	$25,221,036	(c)	$8,583,900	$28,337,250	$8,583,900	$28,790,880	$37,374,780	$1,111,856

Description	Date Acquired	Maximum Life on Which Depreciation in Latest Income Statement is Computed
Thousand Oaks, TX	2000	39
Pahrump Valley, TX	2001	39
University Heights, TX	2002	39

(a) The changes in wholly-owned real estate for the year ended December 31, 2002 are as follows:

2002
Balance at beginning of period	$35,877,880
Additions	7,117,408
Deletions	(1,524,619)
Reclassification to property held for sale	(4,095,889)

Balance at end of period	$37,374,780

(b) The changes in accumulated depreciation for the year ended December 31, 2001 are as follows:

2002
Balance at beginning of period	$594,381
Additions	745,643
Deletions	(49,518)
Reclassification to property held for sale	(178,650)

Balance at end of period	$1,111,856

(c) Excludes a $2,869,069 mortgage loan secured by property held for sale.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 3, 2002, the Board of Directors dismissed the accounting firm of Squar, Milner, Reehl & Williamson, LLP and approved the engagement of Grant Thornton LLP, as its independent accountants for the year ending December 31, 2002. The decision to engage Grant Thornton was approved by the Board of Directors on the recommendation of its Audit Committee.

Squar Milner’s reports on the Company’s financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Squar Milner’s engagement, the Company has had no disagreements with Squar Milner on any matter of accounting principles of practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Squar Milner, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. No reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred since the date of Squar Milner’s engagement.

Squar Milner provided the Company a letter addressed to the Securities and Exchange Commission stating that it had reviewed the statements included in the Company’s Current Report on Form 8-K/A, dated December 3, 2002, and filed with the SEC on December 18, 2002, and that it agreed with the Company’s statements made by the Company regarding Squar Milner. A copy of this letter, dated as of December 18, 2002, was filed as Exhibit 16.1 to the Current Report on Form 8-K/A.

Prior to its engagement, the Company did not consult with Grant Thornton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements or (3) any other matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On March 5, 2002, Warren H. James and James R. Nance resigned from the Company’s Board of Directors and D. Fleet Wallace and W. Brand Inlow were appointed to fill their vacancies. On May 7, 2002, at the Annual Meeting of Shareholders, the shareholders voted to elect Messrs. Thompson, Wallace and Inlow as directors for a one-year term. The Company’s current officers and directors and their positions and offices with the Company are as follows:

Name	Age	Position	Term of Office
Anthony W. Thompson	56	Chairman of the Board of Directors, Chief Executive Officer and President	Since 1999
D. Fleet Wallace	35	Director	Since 2002
W. Brand Inlow	49	Director	Since 2002
Jack R. Maurer	59	Secretary and Treasurer	Since 1999
William C. Daniel	44	Chief Financial Officer	Since 2001

There are no family relationships between any Directors, Executive Officers or between any Director and Executive Officer.

Certain information regarding its directors and executive officers is set forth below.

Anthony W. (“Tony”) Thompson is the Company’s Chief Executive Officer and President and is also Chief Executive Officer and President of G REIT, Inc., an affiliate, and President and co-founder of the Advisor, Triple Net Properties, LLC. Prior to that time he was co-founder, co-owner, director and officer of a number of real estate investment entities, trading under the name The TMP Companies including the TMP Group, Inc., a full-service real estate investment group founded in 1978. Mr. Thompson has been the President and co-owner of the Dealer Manager, NNN Capital Corp. (formerly Cunningham Capital Corp. and TMP Capital Corp.), since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a Bachelor of Science degree in Economics. Mr. Thompson holds the professional designation of Chartered Life Underwriter and Chartered Financial Consultant from the American College. He is a member of the Sterling College Board of Trustees and UCLA’s Athletic Fund Major Gifts Committee.

D. Fleet Wallace is a principal and co-founder of Greystone Fund, L.P. and Greystone Capital Management, LLC, Greystone Fund’s general partner. The Greystone Fund is a professionally managed opportunity fund formed in September 2001 that invests primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Prior to founding Greystone Fund and Greystone Capital Management, from April 1998 to August 2001 Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond.

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

Jack R. Maurer served as Chief Financial Officer of the Advisor, Triple Net Properties, L.L.C. from April, 1998 through December, 2001. Mr. Maurer continues to serve as the Company’s Secretary and Treasurer. Mr. Maurer has over 24 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and Chief Financial Officer of Wescon Properties, where he was involved in finance, accounting and forecasting. He also participated in the development and construction management process, including due diligence, design development, municipal processing, construction, marketing, property management and investor services. Mr. Maurer’s previous experience also includes experience with the national accounting firm of Kenneth Leventhal & Company, a leading provider of professional services to owners, developers, builders, operators and financers of real estate. Mr. Maurer received a BS from California University at Northridge in 1973 and is a Registered Operations and Financial Principal with the NASD.

William C. Daniel succeeded Mr. Maurer as Chief Financial Officer of the Company in December, 2001 and is also the Chief Financial Officer of G REIT, Inc., an affiliate, and the Company’s Advisor, Triple Net Properties, LLC. Mr. Daniel has over 18 years of executive experience with banks, savings and loan associations, investment management, high tech and Internet companies. Beginning in 1984, he served as Financial Analyst in the Financial Planning & Analysis unit of First Interstate Bank of California. In 1986, Mr. Daniel began service as a Senior Financial Analyst with Great Western Bank in the Corporate Planning Department, where he rose to Vice President. In 1993, Mr. Daniel joined First Interstate Bancorp as Vice President, Mergers and Acquisitions, where he led four bank and savings institution acquisitions. In 1996, Mr. Daniel joined PIMCO Advisors LP, an investment management company as Manager, Financial Planning & Analysis. At PIMCO, Mr. Daniel managed financial analysis, financial applications and MIS areas. In 1998, Mr. Daniel founded Stone Circle Advisors LLC, an investment management and consulting company, and has consulted with a number of emerging Internet and technology companies. Mr. Daniel received a BA and a BBA, cum laude, from the University of Mississippi in 1980 and has an MBA from the Johnson Graduate School of Management at Cornell University in 1983.

Committees of the Board of Directors

Audit Committee

The audit committee is comprised of Messrs. Wallace and Inlow. The audit committee:

•	makes recommendations to the Board of Directors concerning the engagement of independent certified public accountants;

•	reviews the plans and results of the audit engagement with the independent certified public accountants;

•	approves professional services provided by, and the independence of, the independent certified public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with the independent certified public accountants regarding the adequacy of the Company’s internal accounting controls.

Executive Compensation Committee

The Board of Directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. The members of the executive compensation committee are Messrs. Thompson, Wallace and Inlow. At present, the executive compensation committee serves only to determine the stock option grants under the Officer and Employee Stock Option Plan. However, at a later date, the executive compensation committee may exercise all powers of the Board of Directors in connection with establishing and implementing compensation matters, including incentive compensation and benefit plans, except for those which require actions by all of the directors under the Company’s articles of incorporation, bylaws or applicable law. Stock-

based compensation plans will be administered by the Board of Directors if the members of the executive compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.

Item 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company’s executive officers are all employees of the Advisor and/or its affiliates. The Company does not pay any of these individuals cash compensation for serving in their respective positions.

Option/SAR Grants in Last Fiscal Year

	Individual Grants					Alternative to Grant Date Value
Name	Number of Securities Underlying Options/SARs Granted #		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Grant Date Present Value ($)
Anthony Thompson	45,000	(1)	100%	$9.05	05/07/12	$74,818	(2)

(1)	Options granted under the Officer and Employee Stock Option Plan (the “Plan”). These options are not exercisable unless the Plan is approved by a majority of the Company’s shareholders. To date, the Plan has not been submitted to shareholders for their approval.

(2)	The fair value of options at date of grant was estimated using the Black-Scholes model using the following weighted average assumptions: expected life: 2 years; risk free interest rate: 2.5%; volatility: 28.93.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Anthony Thompson	-0-	-0-	0/135,000	0/$	224,454

Compensation of Directors

The Company pays each independent director $1,000 for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof. Officers of the Company who served as directors in 2002 (Mr. Thompson) were not paid fees for serving as directors.

Under the Company’s Independent Director Stock Option Plan, the Company has authorized and reserved a total of 100,000 Shares for issuance to independent directors. The plan provides for the grant of initial and subsequent options to purchase shares. Initial options are non-qualified stock options to purchase 5,000 Shares at the applicable option exercise price granted to each independent director as of the date such individual becomes an independent director. Subsequent options are options to purchase 5,000 Shares at the applicable option exercise price on the date of each annual shareholders’ meeting to each independent director so long as the individual is still in office. In 2002, the Company granted options to purchase 10,000 Shares to each of Messrs. Wallace and Inlow under this plan. As of December 31, 2002, no options under the Plan had been exercised.

Compensation Committee Interlocks and Insider Participation

During 2002, the entire Board of Directors served on the Company’s Compensation Committee. Anthony W. Thompson also served as Chief Executive Officer and President.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee, has a policy of recommending awards of stock options under the Company’s Officer and Employee Stock Option Plan to reward meritorious performance by officers and employees.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2003 regarding the number and the percentage of Shares beneficially owned by: (1) each director; (2) the CEO and each of the Company’s four most highly compensated executive officers other than the CEO if such officers salary and bonus for 2002 exceeded $100,000; (3) all directors and executive officers as a group; and (4) as of March 15, 2003, any person known to the Company to be the beneficial owner of more than 5% of the Shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Anthony W. Thompson(2)	22,203	*
D. Fleet Wallace	552	*
W. Brand Inlow	552	*
All Directors and Executive Officers as a group	23,307	*

*	Represents less than 1% of the Company’s outstanding common stock.

(1)	Beneficial ownership includes outstanding Shares and Shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.

(2)	Includes 103 Shares owned by AWT LP, a Limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, L.L.C. a limited liability company controlled by Mr. Thompson.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Advisor is primarily responsible for managing the Company’s day-to-day business affairs and assets and carrying out the Board of Director’s directives. Several of the Company’s officers and directors serve in that same capacity for the Advisor, and own approximately 36% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises 60 entities that have invested in properties located in California, Colorado, Texas, Hawaii, North Dakota, South Dakota, Nevada and Kansas.

Before the commencement of the Offering, the Advisor purchased 22,100 shares of Company common stock at a price of $9.05 per share for approximately $200,000 in cash. The Advisor intends to retain such shares while serving as the advisor to the Company.

The Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by the Company (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment, and other administrative expenses. The Company reimburses the Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, the Company will not reimburse the Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets or 25% of net income for such year. If the Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to the

Advisor during a fiscal quarter will be repaid to the Company within 60 days after the end of the fiscal year. The Company bears its own expenses for functions not required to be performed by the Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets.

The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company. During the years ended December 31, 2002 and 2001, the offering expenses of approximately $620,000 and $153,000, respectively, have been reimbursed by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor. However, the Advisor agreed in accordance to the Registration Statement to reimburse the Company for legal, accounting and certain other costs related to the offering are in excess of 2.5% of gross offering proceeds. As of December 31, 2002, accounts receivable from related parties include approximately $120,000 relating to such reimbursements.

The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the shareholders have received a cumulative 8.25% return. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed. Approximately $225,000 in 2002 and $263,000 in 2001 were paid to the Advisor for asset management fees and property management,, by the Company. Such fees were not significant in 2000. In 2002 the Company was reimbursed by the Advisor for the entire amount of the 2001 asset management fees in the amount of $157,000.

Approximately $1,720,000, $150,000 and $835,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company’s acquisition of properties during the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has incurred approximately $2,065,056, $1,567,000 and $615,000 of selling commissions, due diligence and certain fees paid to NNN Capital Corp., an affiliated entity, owned by Anthony W. Thompson, the CEO of the Company for the years ended December 31, 2002, 2001 and 2000, respectively.

In December 2000, the Company advanced $900,000 to W REIT, L.P., an affiliated entity, based on a note receivable with interest at 12%, secured by a first mortgage and due in June 2001. W REIT, L.P. used the proceeds to retire debt on the real estate property serving as collateral for the notes. During 2000, the Company also advanced W REIT, L.P. an additional $50,000 at 12% interest due June 2001. In March 2001, the Company advanced $430,000 to W REIT, L.P. subject to the same terms and conditions as the previous note. Subsequently, these notes were combined into one $1,380,000 mortgage note. Anthony W. Thompson, the CEO of the Company, is a director of Western REIT, Inc., the parent of W REIT, L.P., and the president and beneficial owner of approximately 34% of Triple Net Properties, L.L.C., the advisor to both Western REIT, Inc. and the Company. The Company’s directors and officers own less than 1% of Western REIT, Inc. In addition, Triple Net Properties, LLC is the general partner of W REIT, L.P. The total $1,380,000 mortgage loan was paid in full on September 30, 2002 with all applicable interest

On September 27, 2001, the Company entered into an agreement to participate as a co-borrower on a $500,000 loan and pledged its wholly owned shopping center in Pahrump, Nevada as collateral, evidenced by an unrecorded second deed of trust. The other co-borrowers include the Advisor, NNN LV 1900 Aerojet Way LLC, and Anthony W. Thompson (collectively the “affiliates”). The Company and the affiliates (collectively the “borrowers”) were jointly and severally liable on the loan. The terms of the loan required the borrowers to pay a $15,000 commitment fee (deducted from the loan proceeds) and $97,500 per month through the maturity date of April 1, 2002, for a total repayment of $600,000. The proceeds of the loan were used to finance a property acquisition by a subsidiary of the

Advisor that resulted in acquisition fees of $150,000 paid to the Advisor. All costs of the loan and the principal repayments were made by the Advisor (See Note 15). The loan was paid in full on February 7, 2002.

As of December 31, 2001, the Company had a note receivable from NNN County Center Drive, LLC, an affiliated entity, in the amount of $258,000. The note was entered into in November 2001, secured by the assets of County Center, LLC with interest at 12% and maturity in January 2002. The entire balance of the note and accrued interest was repaid to the Company in January 2002.

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

The Company has purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, however, the Board of Directors of the Company evaluates the extent to which the Company participates in such acquisitions.

Item 14.     CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2002. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed:

(1)  The consolidated financial statements of the Company included in this report are set forth in Item 8.

(2)  Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2002 is submitted herewith:

Page
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	62

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits. The following exhibits are filed as part of this document:

Item No.	Description
1.1

Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

1.2

Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.1

Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.2

Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.4

Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)

4.1

Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.1

Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.2

Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.3

Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

Item No.	Description
10.4

Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.5

Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.6

Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)

10.7

Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)

10.8

Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

10.9

Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

10.10

First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

10.11

Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

10.12

Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)

10.13

Purchase and Sale Agreement dated November [ ], 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)

10.14

Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT—University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).

10.15

Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT—Congress Center, LLC, and WREIT—Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).

24.1

Powers of Attorney (included on signature page to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on July 23, 1999 (File No. 333-77229) and incorporated herein by this reference)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

Current Report on Form 8-K/A, dated November 4, 2002 and filed with the SEC on November 5, 2002, reporting under Items 2 and 7, the requisite financial information concerning the acquisition of the University Heights Business Park in San Antonio, Texas.

Current Report on Form 8-K, dated December 3, 2002 and filed with the SEC on December 10, 2002, reporting under Item 4 the dismissal of Squar, Milner, Reehl & Williamson, LLP and the approval of Grant Thornton LLP as the Company’s independent accountants for the year ending December 31, 2002.

Current Report on Form 8-K/A, dated December 3, 2002 and filed with the SEC on December 18, 2002, reporting under Item 4 the dismissal of Squar, Milner, Reehl & Williamson, LLP and the approval of Grant Thornton LLP as the Company’s independent accountants for the year ending December 31, 2002 and including as an exhibit to the Form 8-K/A a letter dated December 18, 2002, from Squar, Milner concerning the disclosure made by the Company in the Form 8-K/A.

(c)  See exhibit index included above.

(d)  None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 15, 2003 by the undersigned, thereunto duly authorized.

T-REIT, INC.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	April 15, 2003

/s/ WILLIAM C. DANIEL William C. Daniel	Chief Financial and Accounting Officer	April 15, 2003

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	April 15, 2003

/s/ W. BRAND INLOW W. Brand Inlow	Director	April 15, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony W. Thompson, certify that:

1.  I have reviewed this annual report on Form 10-K of T REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Daniel, certify that:

1.  I have reviewed this annual report on Form 10-K of T REIT, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/S/ WILLIAM C. DANIEL
William C. Daniel Chief Financial Officer