Form 10-Q
period 2003-03-31
T REIT INC
filed 2003-05-15
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-49782

T REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650 Santa Ana, California 92705 (Address of principal executive offices)	(877)888-7348 (Registrant’s telephone number, including area code)

N/A

(Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of May 12, 2003, there were 4,696,300 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

      The accompanying March 31, 2003 and 2002 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (“SEC”).

T REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate investments:
Operating properties	$15,655,156	$37,374,780
Property held for sale	29,571,280	3,917,239
Investments in unconsolidated real estate	19,748,604	14,499,831

	64,975,040	55,791,850
Less accumulated depreciation	(119,872)	(1,111,856)

	64,855,168	54,679,994
Cash and cash equivalents	590,620	6,129,468
Accounts receivable, net	224,372	242,587
Accounts receivable from related parties	672,691	593,670
Real estate deposits	564,404	3,918,743
Other assets, net	2,114,974	1,617,263
Note receivable	585,269	587,178

Total assets	$69,607,498	$67,768,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,000,729	$997,870
Distributions payable	321,399	321,252
Security deposits and prepaid rent	108,758	144,018
Notes payable	9,378,873	25,221,036
Notes payable secured by property held for sale	20,759,728	2,869,089

	31,569,487	29,553,265

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 shares issued and 4,696,300 outstanding at March 31, 2003 and December 31, 2002	47,202	47,202
Additional paid-in capital	41,265,443	41,265,443
Treasury stock, 23,876 shares at March 31, 2003 and December 31, 2002	(220,653)	(220,653)
Distributions in excess of earnings	(3,053,981)	(2,876,354)

Total shareholders’ equity	38,038,011	38,215,638

Total liabilities and shareholders’ equity	$69,607,498	$67,768,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Revenues
Rental income	$492,633	$—
Interest income	24,687	109,863

	517,320	109,863
Expenses
Rental expenses	164,133	—
General and administrative	120,254	114,916
Depreciation	68,217	—
Interest (including amortization of deferred financing fees)	212,972	—

	565,576	114,916

Loss before equity in earnings of unconsolidated real estate	(48,256)	(5,053)
Equity in earnings of unconsolidated real estate	558,161	77,993

Income from continuing operations before gain on sale of real estate investments	509,905	72,940
Gain on sale of real estate investments	23,617	—

Income from continuing operations	533,522	72,940
Income from discontinued operations—property held for sale	253,385	257,884

Net income	$786,907	$330,824

Earnings per share — basic and diluted
Continuing operations	$0.11	$.03
Discontinued operations	0.06	.09

	$0.17	$0.12

Weighted average common shares outstanding	4,696,300	2,822,185

Dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003

		Common	Additional		Distributions
	Number of	Stock	Paid-in	Treasury	in Excess of
	Shares	Par Value	Capital	Stock	Earnings	Total

	(Unaudited)
BALANCE — December 31, 2002	4,696,300	$47,202	$41,265,443	$(220,653)	$(2,876,354)	$38,215,638
Dividends	—	—	—	—	(964,534)	(964,534)
Net income	—	—	—	—	786,907	786,907

BALANCE — March 31, 2003	4,696,300	$47,202	$41,265,443	$(220,653)	$(3,053,981)	$38,038,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$786,907	$330,824
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated real estate, net of distributions	(223,773)	(77,993)
Gain on sale of real estate investment	(23,617)	—
Depreciation — continuing operations	68,217	—
Depreciation — discontinued operations	98,272	210,530
Amortization of deferred financing fees	122,344	42,919
Change in operating assets and liabilities:
Accounts receivable	18,215	(27,445)
Accounts receivable from related parties	(79,021)	456,724
Other assets	(620,055)	(135,673)
Accounts payable and accrued liabilities	2,859	314,015
Security deposits and prepaid rent	(35,260)	(60,424)

Net cash provided by operating activities	115,088	1,053,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(8,911,857)	—
Purchase of investments in unconsolidated real estate	(5,025,000)	(10,539,131)
Real estate property improvements	—	(31,726)
Proceeds from disposition of property held for sale	3,842,584	—
Collections of notes receivable	1,909	585
Collections of notes receivable from related parties	—	229,870
Decrease in real estate deposits	3,354,339	275,653

Net cash used in investing activities	(6,738,025)	(10,064,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	6,329,532
Borrowings under notes payable	5,000,000	298,707
Principal payments on notes payable	(2,951,524)	(64,000)
Distributions paid	(964,387)	(577,666)

Net cash provided by financing activities	1,084,089	5,986,573

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,538,848)	(3,024,699)
CASH AND CASH EQUIVALENTS — beginning of period	6,129,468	3,647,159

CASH AND CASH EQUIVALENTS — end of period	$590,620	$622,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$424,999	$408,832

Income taxes	$12,688	$1,730

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$—	$206,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003
(UNAUDITED)

1.	ORGANIZATION

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2003, the Company owned four properties, five tenant in common interests and two membership interests in limited liability companies (see Note 3).

      Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Shares”), and (collectively the “Offering”) at an Offering price of $10.00 per Share and up to 700,000 Shares under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Registration Statement was declared effective on February 22, 2000. By May 31, 2002, when the Offering and the DRIP were terminated, the Company had sold 4,720,176 shares of common stock, including 22,100 sold to the Advisor and 69,676 shares sold under the DRIP. Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. Through March 31, 2003, the Company repurchased 23,876 shares pursuant to its Share Repurchase Plan (See Note 6). As of March 31, 2003, there were 4,696,300 common shares outstanding.

      The Company owns all of its interests in properties through its majority-owned subsidiary, T REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of March 31, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2002 for an additional one-year term was renewed on a month-to-month basis effective February 22, 2003 and is subject to further consideration by the independent members of the Board of Directors (See Note 7).

2.	INTERIM FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company, T REIT, L.P. and the wholly owned subsidiaries of T REIT, L.P. All material intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      These financial statements should be read in conjunction with the Company’s audited December 31, 2002 consolidated financial statements included in Form 10-K previously filed with the Securities and Exchange Commission.

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

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of March 31, 2003, no indicators of impairment existed and no impairment losses have been recorded.

      The Company follows the provisions of EITF 97-11, “Accounting for Internal Costs Related to Real Estate Property Acquisitions.” Accordingly, the Company does not capitalize acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations.

Property Held for Sale

      Property held for sale is carried at the lower of cost or estimated fair value less cost to sell and such property is no longer depreciated. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 1144 are to develop one accounting model based on the frame work established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS 144, the Company classifies operating properties as property held for sale in the period in which all of the following criteria are met:

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

      The application of SFAS 144 resulted in: (i) the presentation of the net operating results of certain properties held for sale as described below, less allocated interest expense and depreciation, as income from discontinued operations for all periods presented (See Note 3). Interest and depreciation expense was allocated based on specific identification. Implementation of SFAS 144 impacted income statement classification only and had no effect on total results of operations. Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations.

      As of March 31, 2003, two properties were classified as held for sale. As of December 31, 2002, one property was classified as held for sale.

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

Allowance for Uncollectible Receivables

      When needed, the Company maintains an allowance for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction of income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. Management has established an allowance for uncollectible accounts of $67,759 at March 31, 2003, to reduce receivables to recoverable amounts.

Stock Option Plans

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

      Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan and 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan. Options awarded under these plans are not exercisable until such plans have been approved by a majority of the Company’s shareholders. As of March 31, 2003 neither plan has been submitted to shareholders for their approval. Options awarded under these plans will vest when and if such shareholder approval is obtained, provided such approval is two years after the option grant date.

      No options were granted or forfeited under either of these plans during the quarter ended March 31, 2003. As of March 31, 2003, stock options for a total of 155,000 shares were authorized under both plans; however, these options are not considered outstanding since the option plans remain subject to shareholder approval.

Qualification as a REIT

      The Company elected to be taxed as a REIT in 2000. As of March 31, 2003, the Company meets the compliance tests required to maintain its REIT status.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2003 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

      In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003. The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 in the accompanying financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

      The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”— an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements and the additional disclosures required have been included.

      The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”— an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The implementation of this Interpretation did not have a material effect upon the Company’s financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

Reclassifications

      Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

3.	REAL ESTATE INVESTMENTS

      The Company’s real estate investments are comprised of (i) wholly owned properties including operating properties and properties held for sale and (ii) investments in unconsolidated real estate.

Wholly Owned Properties

Operating Properties

      At March 31, 2003, the Company’s operating properties were as follows:

	Percentage		Buildings and
	Ownership	Land	Improvements	Total

University Heights, San Antonio, TX	100.0%	$1,011,100	$5,796,451	$6,807,551
Gateway Mall, Bismarck, ND	100.0%	—	8,847,605	8,847,605

		1,011,100	14,644,056	15,655,156
Less: accumulated depreciation		—	(119,872)	(119,872)

		$1,011,100	$14,524,184	$15,535,284

      On January 29, 2003, the Company purchased the Gateway Mall, a multi-tenant regional mall of approximately 333,210 square feet on a 45-acre site located in Bismarck, North Dakota. The property was purchased from an unaffiliated third-party for a purchase price of $9,000,000, less a $150,000 credit received from the seller at closing. The property is subject to a ground lease expiring in 2028 with 10 five-year option periods thereafter. The Company financed the purchase price with a $5,000,000 loan from American Express Financial Corporation. The seller paid a sales commission to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Company and the Advisor, of $180,000, or approximately 2.0% of the purchase price.

Properties Held for Sale

      On January 13, 2003, the Company sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third-party for $4,200,000. The Company realized proceeds of $3,842,584 before repayment of debt and a net gain of $23,617. No fees were earned by the Advisor or any affiliate from this sale.

      On February 25, 2003, management of the Company made a decision to sell the following properties and commenced active marketing:

•	Thousand Oaks Shopping Center, a shopping center located in San Antonio, Texas containing 162,864 square feet. The property was purchased in December 2000 from an unaffiliated third-party for a purchase price of $13,000,000.

•	Pahrump Valley Junction Shopping Center, a retail property located in Pahrump, Nevada containing 105,721 square feet. The property was purchased in May 2001 from an unaffiliated third-party for a purchase price of $17,150,000.

      These properties have been reclassified as held for sale and are carried at March 31, 2003 at their net historical cost basis, which is not in excess of estimated fair value less cost to sell. The Company ceased

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

depreciation upon its decision to sell each of the properties and the accumulated depreciation has been reclassified against the cost basis. Prior to February 25, 2003, Thousand Oaks and Pahrump were classified as operating properties.

      SFAS No. 144 requires the operating results of any property with their own identifiable cash flows that is held for sale to be removed from income from continuing operations and reported as discontinued operations for the current period and all prior periods presented. Summarized operating information for the properties held for sale and sold in the first quarter of 2003 referred to above which are included in discontinued operations follows:

	Quarter Ended March 31,

	2003	2002

Revenues	$1,070,318	$1,233,293
Income from discontinued operations	$253,385	$257,884

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. At March 31, 2003, the Company had the following investments in unconsolidated real estate.

Entity Name	Property	Company’s Investment

T REIT — Reno Trademark, LLC	Trademark Building	$1,118,560
NNN County Center — 12, LLC	County Center Building	531,833
T REIT — City Center West A, LLC	City Center West “A” Building	8,093,589
NNN Pacific Corporate Park 1, LLC	Pacific Corporate Park	2,400,107
NNN Congress Center, LLC	Congress Center	4,980,925
T REIT — Titan Plaza, L.P.	Titan Building and Titan Plaza	1,765,226
T REIT — Saddleback Financial, L.P.	Saddleback Financial	858,364

		$19,748,604

      On January 9, 2003, the Company purchased an approximately 38% limited liability company membership interest in NNN Congress Center, LLC, an affiliate of the Company and the Advisor, which simultaneously purchased an approximately 62% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. Affiliates of the Company and the Advisor, G REIT — Congress Center, LLC and WREIT-Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 38% ownership of the property. Simultaneous with and subsequent to the purchase of Congress Center, NNN Congress Center, LLC sold undivided tenant in common interests at cost to unaffiliated third parties totaling approximately 35% of Congress Center, lowering its percentage ownership to approximately 27%. The seller of Congress Center was an unaffiliated third-party. The total purchase price for Congress Center was $136,108,000. The seller paid a sales commission to Realty of $2,000,000, or approximately 1.50% of the purchase price. The Company’s total investment was approximately $5,025,000 in cash.

      The Company is jointly and severally liable for the entire amount of the debt in connection with the above properties (See Note 8).

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

      Unaudited condensed combined historical financial information for the Company’s investments in unconsolidated real estate as of and for the quarters ended March 31, 2003 and 2002 is as follows:

	March 31, 2003	March 31, 2002

Assets (primarily real estate)	$205,031,799	$58,983,059

Mortgage notes payable	$133,320,373	$34,376,836
Other liabilities	1,838,364	188,698
Equity	69,873,062	24,417,525

	$205,031,799	$58,983,059

Company’s share of equity	$19,748,604	$14,499,831

Revenues	$5,342,548	$523,772
Expenses	3,967,578	350,117

	1,374,970	$173,655

Company’s equity in earnings	$558,161	$77,993

4.	NOTE RECEIVABLE

      In November 2001, the Company advanced $595,000 to the buyer of the Christie Street Building. The note is secured by a first deed of trust, with interest at 8.5% per annum maturing in December 2006. Interest income earned in connection with this note for the quarter ended March 31, 2003 was approximately $12,600.

5.	ACCOUNTS AND NOTES RECEIVABLE FROM RELATED PARTIES

      Accounts receivable from related parties at March 31, 2003 consist primarily of $120,000 of reimbursements from the Advisor for offering costs in excess of 2.5% of gross offering proceeds and a $440,000 receivable from the Advisor for amounts due related to an indemnification agreement associated with the sale of the Christie Street Building in 2001.

      The Company made no related party loans during the quarter ended March 31, 2003 and had no related party loans outstanding as of March 31, 2003 or December 31, 2002.

      Section 6.4 of Article 6 of the Company’s Articles of Incorporation prohibits the Company from making any loans or advances to its Advisor, directors, officers or any affiliated entities; however, during 2001 and 2000, the Company made such loans or advances to affiliates, all of which have been collected in full prior to December 31, 2002. Management does not believe that these past violations of the Articles of Incorporation will impact future operations of the Company.

6.	SHAREHOLDER’S EQUITY

      At the conclusion of its Offering in May 2002, the Company had sold 4,720,176 shares of common stock at $10.00 per share, including 22,100 shares issued to the Advisor and 69,676 shares sold under the DRIP.

      Through December 31, 2002, the Company had repurchased 23,876 shares pursuant to its Share Repurchase Plan. During the quarter ended March 31, 2003, the Company did not repurchase any additional shares of its common stock.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

7.	ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

Advisory Fees

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, amended effective February 22, 2002 for an additional one-year term was renewed on a month-to-month basis effective February 22, 2003 and is subject to further consideration by the independent members of the Board of Directors. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. For the quarters ended March 31, 2003 and 2002, the Company paid Realty approximately $88,000 and $59,000, respectively, in property management fees.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the quarter ended March 31, 2003.

      The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts were incurred during the first quarter of 2003 and no amounts are currently due the Advisor under this agreement.

8.	COMMITMENTS AND CONTINGENCIES

Master Lease Agreement

      In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guarantee, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building. The current tenant’s lease expired on August 31, 2002 and the tenant vacated the property in October 2002. Accordingly, the Company has accrued $440,000 related to its obligations under the guaranty, of which $120,000 has been paid through March 31, 2003. The Company’s accrual assumes a new tenant will occupy the property beginning in the third quarter of 2003 and has been calculated assuming a discount rate of 10% per annum. The Company has no collateral, however it has recourse against the Advisor under the indemnity agreement. At April 3, 2003, the Company has been reimbursed by the Advisor for all amounts paid under the guarantee and expects to be reimbursed by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

Contingent Loan Obligations

      The Company has the following contingent loan obligations at March 31, 2003, which it discloses under FIN 45. None of these liabilities are carried on the consolidated balance sheets as the Company accounts for related real estate investments using the equity method of accounting.

      The Company is jointly and severally liable for the entire $4,600,000 balance of a mortgage loan in connection with the refinancing of the Trademark Building. The note is secured by a deed of trust with a fixed interest rate of 6.35%, amortized on a 30-year schedule, with a due date of January 1, 2013. The Company’s 40.0% proportionate share of this debt was approximately $1,840,000.

      In connection with the acquisition of the County Center Building, the Company’s wholly owned subsidiary, NNN County Center Drive — 12, LLC, is jointly and severally liable on a $3,210,000 mortgage loan on the property payable to a bank. The loan terms include a variable rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September, 2011.

      In connection with the acquisition of the City Center West “A” Building, the Company’s wholly owned subsidiary, T REIT — City Center West “A,” LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property payable to a bank. The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

      In connection with the acquisition of the membership interest in NNN Pacific Corporate Park , LLC, such entity is jointly and severally liable on an approximately $5,683,000 mortgage loan (originally $15,500,000 and reduced by subsequent sales of buildings in the office park) on Pacific Corporate Park from a financial institution. The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers’ election upon payment of a 0.25% fee upon each extension. The initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR. After the initial 60-day rate lock period, the borrowers locked $2,000,000 of the loan at a spread of 3.25% over 30-day LIBOR and the balance of the loan at a spread of 3.25% over 60-day LIBOR.

      In connection with the acquisition of the Titan Building and Titan Plaza, the Company’s wholly-owned subsidiary, T REIT — Titan Plaza, L.P., is jointly and severally liable on a $6,000,000 mortgage loan payable to a bank. The loan terms include a variable rate of 3.25% over 30-day LIBOR, subject to a 5.25% floor rate, with a 30-year amortization period due May 2004.

      In connection with the acquisition of the Saddleback Financial Center, the Company’s wholly-owned subsidiary, T REIT — Saddleback Financial L.P., is jointly and severally liable on a $7,650,000 mortgage loan payable to a bank. The loan terms include a variable rate of 0.5% over the Wall Street Journal Prime Rate, subject to a 5.00% floor rate, with a 30-year amortization period due September 2007.

      In connection with the acquisition of Congress Center, the Company, through its membership interest in NNN Congress Center, LLC, is jointly and severally liable on a $95,950,000 mortgage loan payable to a bank and any subsequent increases in the total debt. The loan terms include an $80,950,000, 36-month senior mortgage bridge loan and a $15,000,000, 36-month mezzanine loan.

      In the event of default on the above loans by other property owners, the Company may be required to fully repay a defaulted loan and accrued interest thereon. In such event, the Company would have recourse against the other owners and would then be able to proportionally increase its ownership interest in the respective property.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(UNAUDITED)

Other

      The Company’s other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

9.	SUBSEQUENT EVENTS

      On April 2, 2003, the Company entered into a letter of intent with an unaffiliated third-party to sell Thousand Oaks Shopping Center for $15,880,000. The Company expects to enter into an agreement to sell the property in the second quarter of 2003.

      On April 22, 2003, the Company entered into a letter of intent with an unaffiliated third-party to sell Pahrump Valley Shopping Center for $19,000,000. The Company expects to enter into an agreement to sell the property in the second quarter of 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of March 31, 2003 and December 31, 2002, together with the results of operations and cash flows for the periods ended March 31, 2003 and 2002.

Forward-Looking Statements

      Historical results and trends are not necessarily indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/regulatory changes (including changes in Federal and/ or state laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas, and generally accepted accounting principles applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 at which time gross proceeds of approximately $46,395,000 had been received from the sale of 4,720,176 shares. Through December 31, 2002, the Company had repurchased 23,876 shares pursuant to its Share Repurchase Plan. No additional shares were repurchased during the quarter ended March 31, 2003. As a result, 4,696,300 shares were outstanding at March 31, 2003.

Critical Accounting Policies

      The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition and allowance for uncollectible receivables, impairment of real estate assets, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Uncollectible Receivables

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments which will result in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

     Impairment of Real Estate Assets

      The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

     Deferred Assets

      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company’s statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred leasing costs are included in the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

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

Real Estate Investments

      Through March 31, 2003, the Company, through the Operating Partnership, had purchased interests in 15 real estate properties, including six operating properties, seven undivided tenant in common interest properties and limited liability membership interests in two properties. Through March 31, 2003, the Company had sold two operating properties and two undivided tenant in common interest properties. In addition, two of its operating properties were held for sale at March 31, 2003.

      The following table presents a summary of the Company’s wholly-owned properties and properties in which it owned undivided tenant in common and limited liability company membership interests as of March 31, 2003:

		Company		GLA(1)	Date
Property Name	Location	Ownership %		(Sq Ft)	Acquired	Major Tenant(2)

Operating Properties
University Heights	San Antonio, TX	100.00%		68,400	08/22/02	US Geological Survey
Gateway Mall	Bismarck, ND	100.00		333,210	01/29/03	Sears Roebuck

				401,610
Investments in Unconsolidated Real Estate
Trademark Building	Reno, NV	40.00	(3)	75,257	09/04/01	Memec, Inc.
County Center Drive	Temecula, CA	16.00	(3)	77,582	01/11/02	FFF Enterprises
City Center West “A”	Las Vegas, NV	89.13	(3)	105,964	03/15/02	Citadel Broadcasting
Pacific Corporate Park	Lake Forest, CA	22.76	(4)	167,486	03/25/02	Open Bid Exch Corp
Titan Building & Plaza	San Antonio, TX	48.50	(3)	131,527	04/17/02	St. Paul Fire & Marine
Saddleback Financial	Laguna Hills, CA	25.00	(3)	72,711	09/25/02	CA Bank & Trust
Congress Center	Chicago, IL	10.26	(4)	525,000	01/09/03	General Services Administration

				1,155,527
Properties Held for Sale
Thousand Oaks	San Antonio, TX	100.00		162,864	12/06/00	H. E. Butt
Pahrump	Pahrump, NV	100.00%		105,721	05/11/01	Albertson’s

				268,585

				1,825,722

(1)	GLA unadjusted for the Company’s percentage undivided tenant in common interest.

(2)	Tenant occupies largest space of property.

(3)	Undivided tenant in common interest.

(4)	Limited liability company membership interest.

Acquisitions

      On January 9, 2003, the Company purchased an approximately 38% limited liability company membership interest in NNN Congress Center, LLC, an affiliate of the Company and the Advisor, which simultaneously purchased an approximately 27% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. The Company’s total investment was approximately $5,025,000 in cash. Affiliates of the Company and the Advisor, G REIT-Congress Center, LLC and WREIT-Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 38% ownership of the property. Simultaneous with and subsequent to the purchase of Congress Center, NNN Congress Center, LLC sold undivided tenant in common interests at cost to unaffiliated third parties totaling approximately 35% of Congress Center, lowering its percentage ownership to approximately 27%. The property was purchased from an unaffiliated third party for a total purchase price of $136,108,000. The seller paid a sales commission to Realty of $2,000,000, approximately 1.50% of the purchase price.

      On January 29, 2003, the Company purchased the Gateway Mall, a multi-tenant regional mall of approximately 333,210 square feet on a 45-acre site located in Bismarck, North Dakota. The property was purchased from an unaffiliated third-party for a purchase price of $9,000,000, less a $150,000 credit received from the seller at closing. The property is subject to a ground lease expiring in 2028 with 10 five-year option periods thereafter. The Company financed the purchase price with a $5,000,000 loan from American Express Financial Corporation. The seller paid a sales commission to Realty of $180,000, or approximately 2.0% of the purchase price.

Dispositions

      On January 13, 2003, the Company sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third-party for $4,200,000. The Company realized net proceeds of $3,842,584 before repayment of debt associated with the property and a net gain of $23,617. No fees were earned by the Advisor or any affiliate from this sale.

Discontinued Operations

      On February 25, 2003, management of the Company approved plans to sell Thousand Oaks Shopping Center and Pahrump Valley Shopping Center and commenced active marketing of the properties. Current and prior net operating income related to these properties is classified as discontinued operations for all periods presented.

Results of Operations

      The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the year ended December 31, 2002 and the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company purchased 16% and 89.125% tenant in common interests in a 77,582 square foot office/ distribution building and a 105,964 square foot office building, respectively, and also purchased a 38% membership interest in an LLC owning a 60% tenant in common interest in a 166,785 square foot, six-building office park. During the quarter ended June 30, 2002, the Company purchased a 48.50% tenant in common interest in a 131,527 square foot office building. During the quarter ended September 30, 2002, the Company purchased a 68,400 square foot flex/service center and a 25% undivided tenant in common interest in a 72,711 square foot office building and sold 26% and 16.5% undivided tenant in common interests in two shopping centers containing 21,455 square feet and 126,322 square feet, respectively. During the quarter ended March 31, 2003, the Company purchased a 333,210 square foot regional mall and a 38% limited liability company interest in an LLC owning approximately 27% of a 525,000 square foot office building and sold a 67,560 square foot shopping center. For more information on the Company’s acquisitions and dispositions, see Note 3 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

      Comparability is also impacted due to the presentation of two properties, Thousand Oaks Shopping Center and Pahrump Valley Shopping Center for the three months ended March 31, 2003, and the Northstar Shopping Center for the three months ended March 31, 2002 as discontinued operations.

Three Months Ended March 31, 2003 and March 31, 2002

      As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions and dispositions during the year ended December 31, 2002 and the quarter ended March 31, 2003.

      The following discussion excludes the impact of the reclassification of the previously mentioned shopping centers as discontinued operations, except as noted.

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $492,633 for the quarter ended March 31, 2003 due to the University Heights and Gateway Mall acquisitions.

      Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income decreased by $85,176 to $24,687 for the quarter ended March 31, 2003 compared to $109,863 for the quarter ended March 31, 2003. This decrease was due primarily to a decrease in cash and cash equivalents awaiting investment during the quarter ended March 31, 2003.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses $164,133 for the quarter ended March 31, 2003 were attributable to the University Heights and Gateway Mall properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased $5,338 to $120,254 for the quarter ended March 31, 2003 compared to $114,916 for the quarter ended March 31, 2002. Management anticipates lower legal and accounting expenses during the remainder of 2003 relative to 2002 due to the end of the Company’s offering, however, this reduction will be partially offset by increased general and administrative expenses related to expanded audit and SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense of $68,217 for the quarter ended March 31, 2003 was attributable to the University Heights and Gateway Mall properties.

      Interest Expense. Interest expense consists of mortgage interest paid on the Company’s properties and the amortization of deferred financing fees. Interest expense of $212,972 for the quarter ended March 31, 2003 was due to the University Heights and Gateway Mall properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate increased $480,168 to $558,161 for the quarter ended March 31, 2003 compared to $77,993 for the quarter ended March 31, 2002. The majority of the increase was due to increased equity in the net earnings of City Center West A totaling approximately $307,000 relative to the prior period. In addition, the Company’s limited liability company membership interests in Pacific Corporate Park and Congress Center contributed to the remaining increase in 2003 compared to the quarter ended March 31, 2002.

      Sales of Real Estate. During the quarter ended March 31, 2003, the Company realized total net gain on the sale of the Northstar Shopping Center of $23,617. There were no sales of real estate operating properties or investments in unconsolidated real estate during the quarter ended March 31, 2002.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of two properties held for sale for the three months ended March 31, 2003 and three properties for the three months ended March 31, 2002, including interest expense and depreciation related to these properties. Revenues decreased by $162,975 to $1,070,318 for the quarter ended March 31, 2003 compared to $1,233,293 for the quarter ended March 31, 2002 primarily as a result of the sale of the Northstar Shopping Center during the quarter ended March 31, 2003. The decrease in revenues was offset by a decrease in depreciation expense and rental expenses resulting from the sale of Northstar Shopping Center during the quarter ended March 31, 2003.

      Net Income. Net income was $786,907 or $0.17 per share — basic and diluted — for the quarter ended March 31, 2003 compared to a net income of $330,824 or $0.12 per share — basic and diluted — for the quarter ended March 31, 2002.

Liquidity and Capital Resources

Capital Resources

      At March 31, 2003, the Company had $590,620 of cash and cash equivalents as compared to $6,129,468 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, existing working capital and proceeds from the sale of properties. Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the

Company’s portfolio. Cash and cash equivalents decreased since December 31, 2002 principally as a result of acquisition of real estate investments.

      The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligation and the payment of dividends in the foreseeable future.

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code, to its shareholders, among other requirements. The Company expects to continue to use its cash flow from operating activities to pay dividends to shareholders and to support the operating activities of the Company. The Company maintains amounts accumulated for the payment of dividends in interest-bearing money market accounts.

      Dividends paid for the quarter ended March 31, 2003 were $964,387 compared to $577,666 for the quarter ended March 31, 2002. The Company currently pays cash dividends monthly at an annual rate of $0.825 per share. For the quarter ended March 31, 2003 approximately 24% of dividends declared and paid represented a return of capital for federal income tax purposes. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $115,088 for the three months ended March 31, 2003 compared to net cash provided by operating activities of $1,053,477 for the three months ended March 31, 2002. The decrease in cash provided by operating activities relative to the prior period was primarily due to a $620,055 increase in other assets resulting from tenant improvement and other lender-required reserves totaling approximately $403,000 associated with the Gateway Mall and University Heights properties. In addition, the Company’s purchase of several undivided tenant in common interests in properties resulted in a net $145,780 increase in the adjustment for the Company’s equity in earnings of unconsolidated real estate to $223,773 for the quarter ended March 31, 2003 from $77,993 for the quarter ended March 31, 2002. Partially offsetting these reductions in cash provided by operating activities was the $456,083 increase in the Company’s net income to $786,907 for the quarter ended March 31, 2003 from $330,824 for the quarter ended March 31, 2002 resulting primarily from the increased size and performance of its real estate portfolio during the quarter ended March 31, 2003.

      Management expects cash flows from operating activities to increase due to the acquisitions of Gateway Mall and the limited liability company membership interest in Congress Center completed during the quarter ended March 31, 2003 and the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically redeploys its capital. Management is currently considering other potential opportunities to reinvest proceeds from real estate dispositions. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

Cash Flows Used In Investing Activities

      Net cash used in investing activities amounted to $6,738,025 for the three months ended March 31, 2003 compared to $10,064,749 for the three months ended March 31, 2002. The Company invested $13,936,857 in real estate investments ($5,025,000 for investments in unconsolidated real estate operating properties and

$8,911,857 for the purchase of real estate operating properties) during the quarter ended March 31, 2003 as compared to $10,539,131 in real estate investments consisting solely of investments in unconsolidated real estate operating properties during the quarter ended March 31, 2002. During the quarter ended March 31, 2003, the Company’s application of its $3,000,000 real estate deposit on Congress Center partially offset net cash used in investing activities. There was no corresponding offset of similar magnitude for the quarter ended March 31, 2002.

      At March 31, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows From Financing Activities

      Cash provided by financing activities amounted to $1,084,089 for the three months ended March 31, 2003 compared to $5,986,573 for the three months ended March 31, 2002. The primary reason for the decline was the end of the Company’s Offering on May 31, 2002. In comparison, during the quarter ended March 31, 2002, the Company raised $6,329,532 through its Offering (net of offering costs). Cash provided by financing activities for the quarter ended March 31, 2003 increased by $5,000,000 as a result of borrowings related to the acquisition of Gateway Mall compared to $298,707 borrowed under notes payable for the quarter ended March 31, 2002. The major offsetting use of cash in connection with financing activities included $2,951,524 in principal payments on notes payable, primarily related to the repayment of the mortgage loan on Northstar Shopping Center upon the sale of the property. In addition, the Company paid $964,387 in cash dividends to shareholders during the three months ended March 31, 2003 compared to $577,666 for the three months ended March 31, 2002. The increase in dividends paid was the result of additional shares issued after the quarter ended March 31, 2002.

      The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

      Management believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company’s current cash position of $590,620 at March 31, 2003 could be used to compensate for cash flow deficits, if any.

Subsequent Events

      On April 2, 2003, the Company entered into a letter of intent with an unaffiliated third-party to sell Thousand Oaks Shopping Center for $15,880,000. The Company expects to enter into an agreement to sell the property in the second quarter of 2003.

      On April 22, 2003, the Company entered into a letter of intent with an unaffiliated third-party to sell Pahrump Valley Shopping Center for $19,000,000. The Company expects to enter into an agreement to sell the property in the second quarter of 2003.

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

      As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $953,396 for the quarter ended March 31, 2003 compared to FFO of $541,354 for the quarter ended March 31, 2002. The Company’s FFO were calculated according to the table below:

	Three Months Ended
	March 31,

	2003	2002

Net income	$786,907	$330,824
Add:
Depreciation	166,489	210,530

Funds from operations	$953,396	$541,354

Weighted average common shares outstanding — basic and diluted	4,696,300	2,822,185

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

	As of March 31, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$178,442	$257,980	$277,596	$298,702	$321,415	$10,675,591
Average interest rate on maturing debt	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%
Variable rate debt	$138,142	$8,942,112	$200,270	$4,678,517	$72,731	$4,072,071
Average interest rate on maturing debt	4.13%	7.42%	4.15%	3.63%	5.25%	5.25%

      The estimated fair value of the Company’s variable-rate debt approximates its March 31, 2003 carrying amount. Variable-rate debt secured by the Company’s properties bears interest at approximately 5.89% as of March 31, 2003.

Item 4.	Controls and Procedures

      Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2003. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part II — Other Information

Item 1.	Legal Proceedings

      None.

Item 2.	Changes in Securities and Use of Proceeds

      (a)     None.

      (b)     None.

      (c)     None.

      (d)     N/ A

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

Item No.	Description

10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following 8-K Reports were filed during the quarter ended March 31, 2003:

      On January 24, 2003, the Company filed a Current Report on Form 8-K dated January 9, 2003 describing the Company’s purchase of an interest in the Congress Center building in Chicago, Illinois and the proposed acquisition of Gateway Mall in Bismarck, North Dakota. No financial statements were filed as part of this report.

      On February 13, 2003, the Company filed a Current Report on Form 8-K dated January 29, 2003 describing the Company’s purchase of the Gateway Mall in Bismarck, North Dakota. No financial statements were filed as part of this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.

(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: May 15, 2003

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

Date: May 15, 2003

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

Item No.	Description

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002