Form 10-Q
period 2003-06-30
T REIT INC
filed 2003-08-14
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-49782

T REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200	(877) 888-7348
Santa Ana, California 92705	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

      As of August 12, 2003, there were 4,663,824 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying June 30, 2003 and 2002 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (“SEC”).

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Real estate investments:
Operating properties	$15,685,292	$37,374,780
Property held for sale, net	29,521,935	3,917,239
Investments in unconsolidated real estate	19,439,554	14,499,831

	64,646,781	55,791,850
Less: accumulated depreciation	(231,778)	(1,111,856)

	64,415,003	54,679,994
Cash and cash equivalents	1,150,696	6,129,468
Accounts receivable, net	358,344	242,587
Accounts receivable from related parties	354,209	593,670
Real estate deposits	—	3,918,743
Other assets, net	2,343,448	1,617,263
Note receivable	583,323	587,178

Total assets	$69,205,023	$67,768,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$812,434	$997,870
Distributions payable	321,279	321,252
Security deposits and prepaid rent	99,391	144,018
Notes payable	9,333,996	25,221,036
Notes payable secured by property held for sale	20,697,303	2,869,089

	31,264,403	29,553,265

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 shares issued and 4,694,561 outstanding at June 30, 2003 and 4,696,300 at December 31, 2002	47,202	47,202
Additional paid-in capital	41,265,443	41,265,443
Treasury stock, 25,615 and 23,876 shares at June 30, 2003 and December 31, 2002, respectively	(236,393)	(220,653)
Distributions in excess of earnings	(3,135,632)	(2,876,354)

Total shareholders’ equity	37,940,620	38,215,638

Total liabilities and shareholders’ equity	$69,205,023	$67,768,903

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental income	$1,128,787	$—	$636,154	$—
Interest income	65,231	188,447	40,544	77,397

	1,194,018	188,447	676,698	77,397
Expenses
Rental expenses	400,360	—	236,227	—
General and administrative	372,483	381,349	252,229	265,065
Depreciation and amortization	174,757	—	106,540	—
Interest (including amortization of deferred financing fees)	215,203	—	93,949	—

	1,162,803	381,349	688,945	265,065

Income (loss) before equity in earnings of unconsolidated real estate	31,215	(192,902)	(12,247)	(187,668)
Equity in earnings of unconsolidated real estate	964,057	410,283	405,896	356,150

Income from continuing operations before gain on sale of real estate investments	995,272	217,381	393,649	168,482
Gain on sale of real estate investments	23,617	—	—	—

Income from continuing operations	1,018,889	217,381	393,649	168,482
Income from discontinued operations — property held for sale, net	650,156	544,985	488,498	263,060

Net income	$1,669,054	$762,366	$882,147	$431,542

Net income per common share:
Continuing operations — basic and diluted	$0.22	$0.06	$0.08	$0.04

Discontinued operations — basic and diluted	$0.14	$0.16	$0.10	$0.07

Total net income per common share — basic and diluted	$0.36	$0.22	$0.18	$0.11

Dividends declared per share	$0.41	$0.41	$0.21	$0.21

Weighted average common shares outstanding
Basic	4,695,512	3,366,673	4,694,733	3,937,623
Diluted	4,700,070	3,574,201	4,703,799	4,158,901

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(Unaudited)

		Common	Additional		Distributions
	Number of	Stock Par	Paid-in	Treasury	in Excess of
	Shares	Value	Capital	Stock	Earnings	Total

BALANCE — December 31, 2002	4,696,300	$47,202	$41,265,443	$(220,653)	$(2,876,354)	$38,215,638
Dividends	—	—	—	—	(1,928,332)	(1,928,332)
Repurchase of shares	(1,739)	—	—	(15,740)	—	(15,740)
Net income	—	—	—	—	1,669,054	1,669,054

BALANCE —	4,694,561	$47,202	$41,265,443	$(236,393)	$(3,135,632)	$37,940,620

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,669,054	$762,366
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated real estate, net of distributions	(964,057)	(410,283)
Gain on sale of real estate investment	(23,617)	—
Depreciation — continuing operations	174,757	18,439
Depreciation — discontinued operations	102,176	419,574
Amortization of deferred financing fees	88,982	87,708
Change in operating assets and liabilities:
Accounts receivable	(115,757)	(275,302)
Accounts receivable from related parties	239,461	403,029
Other assets	(815,167)	(386,556)
Accounts payable and accrued liabilities	(185,436)	468,056
Security deposits and prepaid rent	(44,627)	(65,606)

Net cash provided by operating activities	125,769	1,021,425

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(8,891,156)	(75,000)
Purchase of investments in unconsolidated real estate	(3,975,666)	(12,010,718)
Real estate property improvements	—	(39,434)
Proceeds from disposition of property held for sale	3,842,581	—
Collections of notes receivable	3,855	3,521
Collections of notes receivable from related parties	—	379,131
Real estate deposits applied to purchases	3,918,743	631,500

Net cash used in investing activities	(5,101,643)	(11,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	—	19,851,226
Borrowings under notes payable	5,000,000	456,237
Principal payments on notes payable	(3,058,826)	(132,132)
Repurchase of shares	(15,740)	(116,090)
Distributions paid	(1,928,332)	(1,410,257)

Net cash (used in) provided by financing activities	(2,898)	18,648,984

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,978,772)	8,559,409
CASH AND CASH EQUIVALENTS — beginning of period	6,129,468	3,647,159

CASH AND CASH EQUIVALENTS — end of period	1,150,696	12,206,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$967,019	$980,753
Income taxes	$17,488	$1,730

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.     Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of June 30, 2003, the Company owned real estate investments consisting of four properties, five tenant in common interests and two membership interests in limited liability companies (see Note 3).

      Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Offering”) at an Offering price of $10.00 per share and up to 700,000 shares under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Registration Statement was declared effective on February 22, 2000. By May 31, 2002, when the Offering and the DRIP were terminated, the Company had sold 4,720,176 shares of common stock, including 22,100 sold to the Advisor and 69,676 shares sold under the DRIP. Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. Through June 30, 2003, the Company repurchased 25,615 shares pursuant to its Share Repurchase Plan (See Note 7). As of June 30, 2003, there were 4,694,561 common shares outstanding.

      The Company owns all of its interests in properties through its majority-owned subsidiary, T REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of June 30, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on June 28, 2003 for an additional one-year term effective February 22, 2003 (See Note 8).

2.	Interim Financial Statements and Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, T REIT, L.P. and the wholly owned subsidiaries of T REIT, L.P. All material intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows estimated to be generated by those assets. As of June 30, 2003, no indicators of impairment existed and no impairment losses have been recorded.

      The Company follows the provisions of EITF 97-11, “Accounting for Internal Costs Related to Real Estate Property Acquisitions.” Accordingly, the Company does not capitalize internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations.

     Property Held for Sale

      Property held for sale is carried at the lower of cost or estimated fair value less cost to sell and such property is no longer depreciated. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the frame work established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with SFAS  44, the Company classifies operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and;

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The application of SFAS 144 resulted in: (i) the presentation of the net operating results of certain properties held for sale, less allocated interest expense and depreciation, as income from discontinued operations for all periods presented (See Note 3). Interest and depreciation expense was allocated based on specific identification. Implementation of SFAS 144 impacted income statement classification only and had no effect on total results of operations. As required, properties sold prior to January 1, 2002 were presented as a component of continuing operations.

      As of June 30, 2003, two properties were classified as held for sale. As of December 31, 2002, one property was classified as held for sale.

     Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate are accounted for using the equity method of accounting. Disposition of investments accounted for using the equity method are classified within continuing operations in conformity with APB No. 18.

     Financing Costs

      Financing costs consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

     Revenue Recognition

      Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

     Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of June 30, 2003, the Company was in compliance with all relevant REIT requirements.

     Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. As of June 30, 2003, there were 165,000 potentially dilutive securities including 135,000 options granted to officers.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has established an allowance for uncollectible accounts of $67,759 at June 30, 2003, to reduce receivables to recoverable amounts.

     Stock Option Plans

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

      Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan and 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan. Options granted under these plans vest two years after the option grant date, provided, however that such options are not exercisable until the Plans have been approved by a majority of the Company’s shareholders. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of June 30, 2003, options for a total of 165,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

December 31, 2002	—	$—	$—
Granted	165,000	9.05	9.05
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—

Options outstanding at June 30, 2003	165,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

			Wtd Avg		Wtd Avg
		Wtd Avg	Exercise		Exercise
		Remaining	Price —		Price —
Range of	Number	Contractual	Outstanding	Number	Exercisable
Exercise Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$9.05	165,000	9.50	$9.05	90,000	$9.05

      Pursuant to SFAS 148, the Company is required to disclose the effects on net income and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans. Had the compensation cost for all of the Company’s option plans been determined using the fair value

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, the compensation expense would have decreased the Company’s net income for the three-month and six-month periods ended June 30, 2003 as shown below.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003

Actual net income	$882,147	$1,669,054
Pro forma compensation expense	247,178	247,178

Pro forma net income	$634,969	$1,421,876

Actual net income per share	$.18	$.36

Pro forma net income per share	$.13	$.30

      This pro forma amount was determined by estimating the fair value of each option outstanding effective June 28, 2003 upon shareholder approval at approximately $2.00 per option using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.50 years, and a 0% volatility rate. The pro forma expense primarily reflects options that vested immediately upon shareholder approval of the respective option plans.

     Qualification as a REIT

      The Company elected to be taxed as a REIT in 2000. As of June 30, 2003, the Company believes it meets the compliance tests required to maintain its REIT status.

     Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 resulted in the presentation of discontinued operations in 2002 and all prior periods presented related to property held for sale.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” — an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies to public enterprises as of the beginning of the applicable interim or annual period. The implementation of this Interpretation did not have a material effect upon the Company’s financial statements.

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) wholly-owned properties including operating properties and properties held for sale and (ii) investments in unconsolidated real estate.

Wholly-Owned Properties

Operating Properties

      At June 30, 2003, the Company’s operating properties were as follows:

		Buildings and
	Land	Improvements	Total

University Heights, San Antonio, TX	$1,011,262	$5,796,451	$6,807,713
Gateway Mall, Bismarck, ND	—	8,877,579	8,877,579

	1,011,262	14,674,030	15,685,292
Less: accumulated depreciation	—	(231,778)	(231,778)

	$1,011,262	$14,442,252	$15,453,514

      The Gateway Mall property is subject to a ground lease expiring in 2028 with 10 five-year option periods thereafter.

Properties Held for Sale

      On February 25, 2003, management of the Company approved plans to sell two of its operating properties, Thousand Oaks Shopping Center and Pahrump Valley Shopping Center.

      These properties have been reclassified as held for sale and are carried at June 30, 2003 at their net historical cost basis, which is not in excess of estimated fair value less cost to sell. The Company ceased depreciation upon its decision to sell each of the properties and the accumulated depreciation has been reclassified against the cost basis. Prior to February 25, 2003, Thousand Oaks and Pahrump were classified as operating properties.

      SFAS No. 144 requires the operating results of any property with their own identifiable cash flows that is held for sale to be removed from income from continuing operations and reported as discontinued operations for the current period and all prior periods presented. Summarized operating information for the properties

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for sale and sold through the six months ended June 30, 2003 and June 30, 2002 referred to above which are included in discontinued operations follows:

	2003	2002

Revenues	$2,103,434	$2,458,118
Income from discontinued operations	$650,156	$544,985

      On May 2, 2003, the Company entered into an agreement with an unaffiliated third party to sell Thousand Oaks Shopping Center for $15,880,000. See Note 10 — “Subsequent Events.”

      On May 15, 2003, the Company entered into an agreement with an affiliated third party to sell Pahrump Valley Shopping Center for $19,000,000. Closing of this sale is anticipated during the third quarter of 2003.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. At June 30, 2003, the Company had the following investments in unconsolidated real estate:

Entity Name	Property	Company’s Investment

T REIT — Reno Trademark, LLC	Trademark Building	$1,124,486
NNN County Center — 12, LLC	County Center Building	456,625
T REIT — City Center West A, LLC	City Center West “A” Building	8,028,126
NNN Pacific Corporate Park 1, LLC	Pacific Corporate Park	2,102,500
NNN Congress Center, LLC	Congress Center	5,044,952
T REIT — Titan Plaza, L.P.	Titan Building and Titan Plaza	1,836,421
T REIT — Saddleback Financial, L.P.	Saddleback Financial	846,444

		$19,439,554

      Unaudited condensed combined historical financial information for the Company’s investments in unconsolidated real estate as of and for the three and six months ended June 30, 2003 and 2002 is as follows:

As of June 30,
2003

Assets (primarily real estate)	$205,184,991

Mortgages notes payable	$136,428,536
Other liabilities	2,031,506
Equity	66,724,949

$205,184,991

Company’s share of equity	$19,439,554

	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2003	2003	2002	2002

Revenues	$5,803,652	$11,146,200	$1,570,547	$2,030,909
Expenses	5,221,690	9,189,268	976,819	1,287,386

Company’s equity in earnings	405,896	964,057	356,150	410,283

      The Company is jointly and severally liable for the entire amount of the debt in connection with the above properties (See Note 9).

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

      Other assets as of June 30, 2003 and the year ended December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002

Loan impounds and reserves	$886,384	$568,297
Deferred rent receivable	661,034	436,622
Lease commissions — net	214,389	117,372
Loan fees — net	389,823	417,480
Prepaid expenses	178,330	77,142
Other assets	13,488	350

Total other assets	$2,343,448	$1,617,263

5.     Note Receivable

      In November 2001, the Company advanced $595,000 to the buyer of the Christie Street Building. The note is secured by a first deed of trust, with interest at 8.5% per annum maturing in December 2006. Interest income earned in connection with this note for the three and six months ended June 30, 2003 was approximately $12,600 and $25,200, respectively.

6.     Accounts and Notes Receivable from Related Parties

      Accounts receivable from related parties at June 30, 2003 consist primarily of $120,000 of reimbursements from the Advisor for offering costs in excess of 2.5% of gross offering proceeds and a $460,000 receivable from the Advisor for amounts due related to an indemnification agreement associated with the sale of the Christie Street Building in 2001. As of June 30, 2003 the remaining balance due on these amounts was $354,209.

      The Company made no related party loans during the quarter ended June 30, 2003 and had no related party loans outstanding as of June 30, 2003 or December 31, 2002.

7.	Shareholder’s Equity

      At the conclusion of its Offering in May 2002, the Company had sold 4,720,176 shares of common stock at $10.00 per share, including 22,100 shares issued to the Advisor and 69,676 shares sold under the DRIP.

      During the quarter ended June 30, 2003, the Company repurchased 1,739 shares of its common stock for $15,740 pursuant to its Share Repurchase Plan. Through June 30, 2003, the Company had repurchased a total of 25,615 shares pursuant to the Share Repurchase Plan. As of June 30, 2003, there were 4,694,561 shares outstanding.

8.     Advisory Agreement and Related Party Transactions

Advisory Fees

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on June 28, 2003 for an additional one-year term effective February 22, 2003. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. For the three and six months ended June 30, 2003, the Company paid Realty approximately $108,400 and $180,600 in property management fees, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the six months ended June 30, 2003.

      The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts were incurred during the six months ended June 30, 2003 and no amounts are currently due the Advisor under this agreement.

9.     Commitments and Contingencies

Master Lease Agreement

      In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guarantee, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement as evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building. The current tenant’s lease expired on August 31, 2002 and the tenant vacated the property in October 2002. Accordingly, the Company has accrued $460,000 related to its obligations under the guaranty, of which $120,000 has been paid through June 30, 2003. The Company’s accrual assumes a new tenant will occupy the property beginning in the third quarter of 2003 and has been calculated assuming a discount rate of 10% per annum. The Company has no collateral, however it has recourse against the Advisor under the indemnity agreement. Through June 2003, the Company has been reimbursed by the Advisor for all amounts paid under the guarantee and expects to be reimbursed by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

Contingent Loan Obligations

      The Company has the following contingent loan obligations at June 30, 2003, which it discloses under FIN 45. None of these liabilities are carried on the consolidated balance sheets as the Company’s joint and several obligation under these loans constitutes a guarantee of entities under the common control of the Advisor, and, as a result, is exempted from recognition and measurement required by FIN 45.

      The Company is jointly and severally liable for the entire $4,600,000 balance of a mortgage loan in connection with the refinancing of the Trademark Building. The note is secured by a deed of trust with a fixed interest rate of 6.35%, amortized on a 30-year schedule, with a due date of January 1, 2013. The Company’s 40.0% proportionate share of this debt was approximately $1,840,000.

      In connection with the acquisition of the County Center Building, the Company’s wholly-owned subsidiary, NNN County Center Drive — 12, LLC, is jointly and severally liable on a $3,210,000 mortgage

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan on the property payable to a bank. The loan terms include a variable rate of 4.125% over 6-month LIBOR, subject to an 8.00% floor rate, with a 20-year amortization period due September 2011.

      In connection with the acquisition of the City Center West “A” Building, the Company’s wholly-owned subsidiary, T REIT — City Center West “A,” LLC, is jointly and severally liable on a $13,000,000 mortgage loan on the property payable to a bank. The loan terms include a 6.5% fixed interest rate with a 27-year amortization period due in five years.

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

10.	Subsequent Events

      On August 1, 2003, the Company executed a term sheet with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at the choice of the Company at the prime rate or LIBOR plus 1.75% per annum. The credit facility has a term of one year with two one-year extensions. The credit facility is

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary.

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third-party for a purchase price of $15,880,000. At closing, the Company paid a commission to Realty of $158,800 or approximately 1.0% of the selling price, and a commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company realized net cash proceeds of $6,700,000 from the sale. The Company intends to reinvest the proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of June 30, 2003 and December 31, 2002, together with the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002.

Forward-Looking Statements

      Historical results and trends are not necessarily indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/ regulatory changes (including changes in Federal and/or state laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas, and generally accepted accounting principles applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 at which time gross proceeds of approximately $46,395,000 had been received from the sale of 4,720,176 shares. Through December 31, 2002, the Company had repurchased 23,876 shares pursuant to its Share Repurchase Plan. During the quarter ended June 30, 2003, 1,739 additional shares were repurchased. As a result, 4,694,561 shares were outstanding at June 30, 2003.

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

Real Estate Investments

      Through June 30, 2003, the Company, through the Operating Partnership, had purchased interests in 15 real estate properties, including six operating properties, seven undivided tenant in common interest properties and limited liability membership interests in two properties. Through June 30, 2003, the Company had sold two operating properties and two undivided tenant in common interest properties. In addition, two of its operating properties were held for sale at June 30, 2003.

      The following table presents a summary of the Company’s wholly-owned properties and properties in which it owned undivided tenant in common and limited liability company membership interests as of June 30, 2003:

		Company		GLA(1)	Date
Property Name	Location	Ownership %		(Sq Ft)	Acquired	Major Tenant(2)

Operating Properties
University Heights	San Antonio, TX	100.00%		68,400	08/22/02	US Geological Survey
Gateway Mall	Bismarck, ND	100.00		333,210	01/29/03	Sears Roebuck

				401,610
Investments in Unconsolidated Real Estate
Trademark Building	Reno, NV	40.00	(3)	75,257	09/04/01	Memec, Inc.
County Center Drive	Temecula, CA	16.00	(3)	77,582	01/11/02	FFF Enterprises
City Center West “A”	Las Vegas, NV	89.13	(3)	105,964	03/15/02	Citadel Broadcasting
Pacific Corporate Park	Lake Forest, CA	22.76	(4)	167,486	03/25/02	Open Bid Exch Corp
Titan Building & Plaza	San Antonio, TX	48.50	(3)	131,527	04/17/02	St. Paul Fire & Marine
Saddleback Financial	Laguna Hills, CA	25.00	(3)	72,711	09/25/02	CA Bank & Trust
Congress Center	Chicago, IL	10.26	(4)	525,000	01/09/03	General Services Admin

				1,155,527
Properties Held for Sale
Thousand Oaks	San Antonio, TX	100.00		162,864	12/06/00	H. E. Butt
Pahrump	Pahrump, NV	100.00%		105,721	05/11/01	Albertson’s

				268,585

Total				1,825,722

(1)	GLA unadjusted for the Company’s percentage undivided tenant in common interest.

(2)	Tenant occupies largest space of property.

(3)	Undivided tenant in common interest.

(4)	Limited liability company membership interest.

Acquisitions and Dispositions During the Quarter Ended June 30, 2003

      There were no acquisitions or dispositions during the quarter ended June 30, 2003.

Discontinued Operations

      On February 25, 2003, the Company’s Board of Directors approved management’s plans to sell Thousand Oaks Shopping Center and Pahrump Valley Shopping Center and commenced active marketing of the properties. Current and prior net operating income related to these properties is classified as discontinued operations for all periods presented.

      On May 2, 2003, the Company entered into an agreement with an unaffiliated third party to sell Thousand Oaks Shopping Center for $15,880,000. On August 11, 2003, the Company sold this property as discussed in “Subsequent Events” below.

      On May 15, 2003, the Company entered into an agreement with an affiliated third party to sell Pahrump Valley Shopping Center for $19,000,000. Closing of this sale is anticipated during the third quarter of 2003.

Results of Operations

      The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the year ended December 31, 2002 and the quarter ended June 30, 2003. During the quarter ended March 31, 2002, the Company purchased 16% and 89.125% tenant in common interests in a 77,582 square foot office/distribution building and a 105,964 square foot office building, respectively, and also purchased a 38% membership interest in an LLC owning a 60% tenant in common interest in a 166,785 square foot, six-building office park. During the quarter ended June 30, 2002, the Company purchased a 48.50% tenant in common interest in a 131,527 square foot office building. During the quarter ended September 30, 2002, the Company purchased a 68,400 square foot flex/service center and a 25% undivided tenant in common interest in a 72,711 square foot office building and sold 26% and 16.5% undivided tenant in common interests in two shopping centers containing 21,455 square feet and 126,322 square feet, respectively. During the quarter ended March 31, 2003, the Company purchased a 333,210 square foot regional mall and a 38% limited liability company interest in an LLC owning approximately 27% of a 525,000 square foot office building and sold a 67,560 square foot shopping center. During the quarter ended June 30, 2003, the Company made no acquisitions or dispositions of property. For more information on the Company’s acquisitions and dispositions, see Note 3 to the Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

      Comparability is also impacted due to the presentation of Thousand Oaks Shopping Center and Pahrump Valley Shopping Center for the six months ended June 30, 2003, and these two properties together with Northstar Shopping Center for the six months ended June 30, 2002 as discontinued operations.

Three Months Ended June 30, 2003 and June 30, 2002

      As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions and dispositions during the year ended December 31, 2002 and the quarter ended June 30, 2003.

      The following discussion excludes the impact of the reclassification of the previously mentioned shopping centers as discontinued operations, except as noted.

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $636,154 for the quarter ended June 30, 2003 due to the University Heights and Gateway Mall acquisitions.

      Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income decreased by $36,853 to $40,544 for the quarter ended June 30, 2003 compared to $77,397 for the quarter ended June 30, 2002. This decrease was due primarily to a decrease in available cash and cash equivalent balances awaiting investment during the quarter ended June 30, 2003.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased to $236,227 for the quarter ended June 30, 2003. The increase was primarily attributable to the rental expense associated with the University Heights and Gateway Mall properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses decreased by $12,836 to $252,229 for the quarter ended June 30, 2003 compared to $265,065 for the quarter ended June 30, 2002. Management anticipates lower legal and accounting expenses during the remainder of 2003 relative to 2002 due to the end of the Company’s offering; however, this reduction will be partially offset by increased general and administrative expenses related to expanded audit and SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense of $106,540 for the quarter ended June 30, 2003 was attributable to the University Heights and Gateway Mall properties.

      Interest Expense. Interest expense consists of mortgage interest paid on the Company’s properties and the amortization of deferred financing fees. Interest expense of $93,949 for the quarter ended June 30, 2003 was due to the University Heights and Gateway Mall properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate increased $49,746 to $405,896 for the quarter ended June 30, 2003 compared to $356,150 for the quarter ended June 30, 2002. The majority of the increase was due to the acquisitions of a 25% undivided tenant in common interest in Saddleback Financial Center during the third quarter of 2002 and a 10.26% interest in Congress Center through the purchase of a limited liability company interest during the first quarter of 2003.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of two properties held for sale for the three months ended June 30, 2003, including interest expense and depreciation related to these properties. Income from discontinued operations increased $225,438 to $488,498 for the quarter ended June 30, 2003 compared to $263,060 for the quarter ended June 30, 2002 primarily as a result of the decline in depreciation expense resulting from the classification of the properties as held for sale.

      Net Income. Net income was $882,147 or $.18 per share — basic and diluted — for the quarter ended June 30, 2003 compared to net income of $431,542 or $0.11 per share — basic and diluted — for the quarter ended June 30, 2002. Dividends declared were $968,289 or $.21 per share for the quarter ended June 30, 2003 compared to $812,135 or $.21 per share for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 and June 30, 2002

      As previously noted, comparability of the financial information discussed below, including rental income, rental expenses, mortgage interest, depreciation and amortization, general and administrative expenses and other items, is materially impacted by the property acquisitions and dispositions during the six months ended June 30, 2002 and June 30, 2003.

      The following discussion excludes the impact of the reclassification of the previously mentioned shopping centers as discontinued operations, except as noted.

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $1,128,787 for the quarter ended June 30, 2003 due to the University Heights and Gateway Mall acquisitions.

      Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income decreased by $123,216 to $65,231 for the quarter ended June 30, 2003 compared to $188,447 for the quarter ended June 30, 2002. This decrease was due primarily to the collection during 2002 of all loans made by the Company and a decrease in available cash and cash equivalent balances awaiting investment during the six months ended June 30, 2003.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses amounting to $400,360 for the six months ended June 30, 2003 were attributable to the University Heights and Gateway Mall properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses decreased by $8,866 to $372,483 for the six months ended June 30, 2003 compared to $381,349 for the six months ended June 30, 2002. Management anticipates lower legal and accounting expenses during the remainder of 2003 relative to 2002 due to the end of the Company’s offering; however, this reduction will be partially offset by increased general and administrative expenses related to expanded audit and SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense of $174,757 for the six months ended June 30, 2003 was attributable to the University Heights and Gateway Mall properties.

      Interest Expense. Interest expense consists of mortgage interest paid on the Company’s properties and the amortization of deferred financing fees. Interest expense of $215,203 for the quarter ended June 30, 2003 was due to the University Heights and Gateway Mall properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate increased $553,774 to $964,057 for the six months ended June 30, 2003 compared to $410,283 for the six months ended June 30, 2002. The majority of the increase was due to the acquisitions of a 25% undivided tenant in common interest in Saddleback Financial Center during the third quarter of 2002 and a 10.26% interest in Congress Center through the purchase of a limited liability company interest during the first quarter of 2003. In addition, ownership interests in City Center West A, Titan Building & Titan Plaza and Pacific Corporate Park contributed to the increase in equity in earnings of unconsolidated real estate during the entire six-month period ended June 30, 2003 compared to partial contributions during the six months ended June 30, 2002 due to acquisition timing.

      Sales of Real Estate. During the six months ended June 30, 2003, the Company realized total net gain on the sale of the Northstar Shopping Center of $23,617. There were no sales of real estate operating properties or investments in unconsolidated real estate during the six months ended June 30, 2002.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of two properties held for sale for the six months ended June 30, 2003 and three properties for the six months ended June 30, 2002, including interest expense and depreciation related to these properties. Income from discontinued operations increased by $50,271 to $595,256 for the six months ended June 30, 2003 compared to $544,985 for the six months ended June 30, 2002. The increase in income from discontinued operations produced by lower depreciation expense resulting from the classification of the properties as held for sale was partially offset by the loss of revenues due to the sale of Northstar Shopping Center during the quarter ended June 30, 2003.

      Net Income. Net income was $1,669,054 or $0.36 per share — basic and diluted — for the six months ended June 30, 2003 compared to a net income of $762,366 or $0.22 per share — basic and diluted — for the six months ended June 30, 2002. Dividends declared were $1,936,899 or $.41 per share for the six months ended June 30, 2003 compared to $1,388,753 or $.41 per share for the six months ended June 30, 2002.

Liquidity and Capital Resources

Capital Resources

      At June 30, 2003, the Company had $1,150,696 of cash and cash equivalents as compared to $6,129,468 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, existing working capital and proceeds from the sale of properties. Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company’s portfolio. Cash and cash equivalents decreased since December 31, 2002 principally as a result of acquisition of real estate investments.

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

      Dividends paid for the quarter ended June 30, 2003 were $1,928,332 compared to $1,410,257 for the six months ended June 30, 2002. The Company currently pays cash dividends monthly at an annual rate of $0.825 per share. For the six months ended June 30, 2003 approximately 16% of dividends declared and paid represented a return of capital for federal income tax purposes. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $125,769 for the six months ended June 30, 2003 compared to net cash provided by operating activities of $1,021,425 for the six months ended June 30, 2002. The decrease in cash provided by operating activities relative to the prior period was primarily due to a $815,167 increase in other assets resulting primarily from tenant improvement and other lender-required reserves totaling approximately $529,000 associated with the Gateway Mall and University Heights properties. In addition, the Company’s purchase of several undivided tenant in common interests in properties resulted in a net $553,774 increase in the Company’s equity in earnings of unconsolidated real estate to $964,057 for the six months ended June 30, 2003 from $410,283 for the six months ended June 30, 2002. Partially offsetting these reductions in cash provided by operating activities was the $906,689 increase in the Company’s net income to $1,669,052 for the six months ended June 30, 2003 from $762,366 for the six months ended June 30, 2002 resulting primarily from the increased size and improved performance of its real estate portfolio during the quarter ended June 30, 2003.

      Management expects cash flows from operating activities to increase due to the acquisitions of Gateway Mall and the limited liability company membership interest in Congress Center completed during the six months ended June 30, 2003 and the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically redeploys its capital. Management is currently considering other potential opportunities to reinvest proceeds from real estate dispositions. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

Cash Flows Used In Investing Activities

      Net cash used in investing activities amounted to $5,101,643 for the six months ended June 30, 2003 compared to $11,111,000 for the six months ended June 30, 2002. The decrease in net cash used in investing activities was largely the result of net proceeds of $3,842,581 received upon the sale of Northstar Shopping Center in January and the application of $3,918,743 in deposits toward the purchase of additional real estate properties. The Company invested $12,866,568 in real estate investments ($3,975,666 for investments in unconsolidated real estate operating properties and $8,891,156 for the purchase of real estate operating properties) during the six months ended June 30, 2003 as compared to $12,085,718 in real estate investments consisting almost entirely of investments in unconsolidated real estate operating properties during the six months ended June 30, 2002. There were no sales of property during the quarter ended June 30, 2003.

      At June 30, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows From Financing Activities

      Cash used in financing activities amounted to $2,898 for the six months ended June 30, 2003 compared to cash provided by financing activities of $18,648,984 for the six months ended June 30, 2002. The primary reason for the decline was the end of the Company’s Offering on May 31, 2002. In comparison, during the six months ended June 30, 2002, the Company raised $19,851,226 through its Offering (net of offering costs). During the six months ended June 30, 2003, the Company borrowed $5,000,000 related to the acquisition of Gateway Mall compared to $456,237 in borrowings for the six months ended June 30, 2002. There was also $3,058,826 in principal payments on notes payable, primarily related to the repayment of the mortgage loan on Northstar Shopping Center upon the sale of the property. In addition, the Company paid $1,928,332 in cash dividends to shareholders during the six months ended June 30, 2003 compared to $1,410,257 for the six months ended June 30, 2002. The increase in dividends paid was the result of additional shares issued after the quarter ended June 30, 2002.

      The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

      Management believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can secure a line of credit to finance any cash flow deficits. Additionally, the Company’s current cash position of $1,150,696 at June 30, 2003 could be used to compensate for cash flow deficits, if any.

Subsequent Events

      On August 1, 2003, the Company executed a term sheet with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at the choice of the Company at the prime rate or LIBOR plus 1.75% per annum. The credit facility has a term of one year with two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary.

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third-party for a purchase price of $15,880,000. At closing, the Company paid a commission to Realty of $158,800 or approximately 1.0% of the selling price, and a commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company realized net cash proceeds of $6,700,000 from the sale. The Company intends to reinvest the proceeds from the sale in additional real estate property.

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

      As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $1,216,883 for the three months ended June 30, 2003 compared to $787,201 for the three months ended June 30, 2002. FFO were $2,458,163 for the six months ended June 30, 2003 compared to $1,372,782 for the six months ended June 30, 2002. The Company’s FFO were calculated according to the table below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$882,147	$431,542	$1,669,054	$762,366
Add:	—	—	—	—
Depreciation — continuing operations	106,540	—	174,757	—
Depreciation — discontinued operations	—	197,991	102,176	419,575
Depreciation — unconsolidated real estate operating properties	251,813	157,668	512,176	190,841
Less:
Gain/(loss) on sale of real estate investment	23,617	—	—	—

Funds from operations	$1,216,883	$787,201	$2,458,163	$1,372,782

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

	As of June 30, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$120,965	$263,304	$283,324	$304,866	$328,046	$10,646,797
Average interest rate on maturing fixed rate debt	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%
Variable rate debt	$86,261	$8,929,904	$187,449	$4,690,226	$59,805	$4,130,351
Average interest rate on maturing variable rate debt	4.01%	7.43%	4.04%	3.57%	5.25%	5.25%

      The estimated fair value of the Company’s variable-rate debt approximates its June 30, 2003 carrying amount. Variable-rate debt secured by the Company’s properties bears interest at approximately 5.87% as of June 30, 2003.

Item 4.	Controls and Procedures

      Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part II — Other Information

Item 1.	Legal Proceedings

      None.

Item 2.	Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      On June 28, 2002, the Company held its Annual Meeting of Shareholders. At the meeting shareholders voted on the election of directors to the Company’s Board of Directors, the approval of the Company’s Independent Director Stock Option Plan, the approval of the Company’s Officer and Employee Stock Option Plan and on the ratification of the Company’s auditors. The shareholders voted to elect W. Brand Inlow, Anthony W. Thompson and D. Fleet Wallace as directors for one year terms, to approve each of the Independent Director and Officer and Employee Stock Option Plans and to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for 2003.

      The Company received proxies representing 54.5% of the Company’s 4,696,300 shares of common stock outstanding as of May 10, 2003, the record date. The number of votes for, against, abstaining, and withheld were as follows.

Directors	For	Against	Abstain	Withheld

W. Brand Inlow	2,419,560	—	139,706	—
Anthony W. Thompson	2,419,560	—	139,706	—
D. Fleet Wallace	2,419,560	—	139,706	—
Approval of Independent Director Stock Option Plan	2,136,245	203,194	220,854	—
Approval of Officer and Employee Stock Option Plan	2,166,193	200,883	192,192	—
Ratification of Grant Thornton LLP as auditors	2,407,275	7,163	144,831	—

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

Item No.	Description

10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following 8-K Report was filed during the quarter ended June 30, 2003:

On April 14, 2003, the Company filed a Current Report on Form 8-K/A dated January 29, 2003 to file the required Item 7 financial statements with respect to its purchase of the Gateway Mall in Bismarck, North Dakota.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

Item No.	Description

10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002