Form 10-Q
period 2003-09-30
T REIT INC
filed 2003-11-14
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-49782

T REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(877) 888-7348 (Registrant’s telephone number, including area code)

N/ A

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

      As of November 12, 2003, there were 4,663,824 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

      The accompanying September 30, 2003 and 2002 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (“SEC”).

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate investments:
Operating properties	$15,841,153	$37,374,780
Property held for sale, net	—	3,917,239
Investments in unconsolidated real estate	19,335,698	14,499,831

	35,176,851	55,791,850
Less accumulated depreciation	(339,695)	(1,111,856)

	34,837,156	54,679,994
Cash and cash equivalents	12,699,046	6,129,468
Accounts receivable, net	97,036	242,587
Accounts receivable from related parties	499,617	593,670
Real estate deposits	98,165	3,918,743
Other assets, net	966,195	1,617,263
Note receivable	581,995	587,178

Total assets	$49,779,210	$67,768,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$718,547	$997,870
Distributions payable	318,211	321,252
Security deposits and prepaid rent	50,991	144,018
Notes payable	9,290,409	25,221,036
Notes payable secured by property held for sale	—	2,869,089

	10,378,158	29,553,265

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 shares issued, 4,663,824 outstanding at September 30, 2003 and 4,696,300 outstanding at December 31, 2002	47,202	47,202
Additional paid-in capital	41,265,443	41,265,443
Treasury stock, 56,352 and 23,876 shares at September 30, 2003 and December 31, 2002, respectively	(514,541)	(220,653)
Distributions in excess of earnings	(1,397,052)	(2,876,354)

Total shareholders’ equity	39,401,052	38,215,638

Total liabilities and shareholders’ equity	$49,779,210	$67,768,903

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
Revenues
Rental income	$1,676,491	$239,604	$547,704	$239,604
Interest income	76,582	254,635	11,351	66,188

	1,753,073	494,239	559,055	305,792
Expenses
Rental expenses	779,530	53,759	379,170	53,759
General and administrative	592,139	443,451	219,656	62,102
Depreciation and amortization	289,802	37,815	115,045	37,815
Interest (including amortization of deferred financing fees)	325,620	65,774	110,417	65,774

	1,987,091	600,799	824,288	219,450

Income (loss) before equity in earnings of unconsolidated real estate	(234,018)	(106,561)	(265,233)	86,342
Equity in earnings of unconsolidated real estate	1,231,182	601,725	267,125	191,442

Income from continuing operations before gain on sale of real estate investments	997,164	495,164	1,892	277,784
Gain on sale of real estate investments	2,837,167	144,415	2,813,550	144,415

Income from continuing operations	3,834,331	639,579	2,815,442	422,199
Income (loss) from discontinued operations — property held for sale, net	531,347	683,003	(118,809)	138,018

Net income (loss)	$4,365,678	$1,322,582	$2,696,633	$560,217

Net income (loss) per common share:
Continuing operations
Basic	$0.82	$0.17	$0.60	$0.09
Diluted	$0.81	$0.16	$0.58	$0.09
Discontinued operations
Basic	$0.11	$0.17	$(0.03)	$0.03
Diluted	$0.11	$0.17	$(0.02)	$0.03
Total net income (loss) per common share
Basic	$0.93	$0.34	$0.57	$0.12
Diluted	$0.92	$0.33	$0.56	$0.12

Dividends declared per share	$0.62	$0.50	$0.20	$0.20
Weighted average common shares outstanding
Basic	4,684,833	3,811,363	4,673,847	4,700,743
Diluted	4,743,460	4,032,641	4,828,824	4,949,521

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003

		Common	Additional		Distributions
	Number of	Stock	Paid-in	Treasury	in Excess of
	Shares	Par Value	Capital	Stock	Earnings	Total

	(Unaudited)
BALANCE —
December 31, 2002	4,696,300	$47,202	$41,265,443	$(220,653)	$(2,876,354)	$38,215,638
Dividends	—	—	—	—	(2,886,376)	(2,886,376)
Repurchase of Shares	(32,476)	—	—	(293,888)	—	(293,888)
Net income	—	—	—	—	4,365,678	4,365,678

BALANCE —
September 30, 2003	4,663,824	$47,202	$41,265,443	$(514,541)	$(1,397,052)	$39,401,052

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,365,678	$1,322,582
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated real estate	(1,231,182)	(601,725)
Gain on sale of real estate investments	(2,837,167)	(172,983)
Depreciation — continuing operations	289,802	37,815
Depreciation — discontinued operations	102,176	514,142
Change in operating assets and liabilities:	—	—
Accounts receivable	145,551	(401,827)
Accounts receivable from related parties	94,053	423,230
Other assets	543,536	(424,607)
Accounts payable and accrued liabilities	(279,323)	464,005
Security deposits and prepaid rent	(93,027)	(13,945)

Net cash provided by operating activities	1,100,097	1,146,687

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(8,884,312)	(6,884,785)
Investments in unconsolidated real estate, net of distributions	(3,604,685)	(12,591,402)
Real estate property improvements	(155,861)	(58,780)
Proceeds from disposition of property held for sale	36,164,068	1,621,732
Collections of notes receivable	5,183	5,388
Collections of notes receivable from related parties	—	1,787,579
Real estate deposits applied to purchases	3,820,578	400,500

Net cash used in investing activities	27,344,971	(15,719,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	—	19,489,232
Borrowings under notes payable	5,000,000	456,237
Principal payments on notes payable	(23,799,716)	(1,434,649)
Repurchase of shares	(293,888)	—
Distributions paid	(2,889,416)	(2,345,869)
Payment of deferred financing costs	107,530	128,078

Net cash (used in) provided by financing activities	(21,875,490)	16,293,029

NET DECREASE IN CASH AND CASH EQUIVALENTS	6,569,578	1,719,948
CASH AND CASH EQUIVALENTS — beginning of period	6,129,468	3,647,159

CASH AND CASH EQUIVALENTS — end of period	12,699,046	5,367,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,556,175	$1,383,184
Income taxes	$30,224	$1,730

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of September 30, 2003, the Company owned real estate investments consisting of two properties, five tenant in common interests and two membership interests in limited liability companies (see Note 3).

      Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale to the public up to 10,000,000 shares of its common stock (the “Offering”) at an Offering price of $10.00 per share and up to 700,000 shares under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Registration Statement was declared effective on February 22, 2000. By May 31, 2002, when the Offering and the DRIP were terminated, the Company had sold 4,720,176 shares of common stock, including 22,100 sold to the Advisor and 69,676 shares sold under the DRIP. Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. Through September 30, 2003, the Company repurchased 56,352 shares pursuant to its Share Repurchase Plan (See Note 9). As of September 30, 2003, there were 4,663,824 common shares outstanding.

      The Company owns all of its interests in properties through its majority-owned subsidiary, T REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of September 30, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on June 28, 2003 for an additional one-year term effective February 22, 2003 (See Note 10).

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

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows estimated to be generated by those assets. As of September 30, 2003, no indicators of impairment existed and no impairment losses have been recorded.

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

      As of September 30, 2003, there were no properties classified as held for sale. As of December 31, 2002, one property was classified as held for sale.

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

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of September 30, 2003, the Company believes it was in compliance with all relevant REIT requirements.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. As of September 30, 2003, there were 165,000 potentially dilutive securities, including 135,000 options granted to officers.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has established an allowance for uncollectible accounts of $67,759 at September 30, 2003 to reduce receivables to recoverable amounts.

Stock Option Plans

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

      Effective with the Offering, the Company authorized and reserved a total of 100,000 shares of common stock for issuance under the Independent Director Stock Option Plan and 700,000 shares of common stock for issuance under the Officer and Employee Stock Option Plan. Options granted under these plans vest two years after the option grant date; provided, however that such options are not exercisable until the Plans have been approved by a majority of the Company’s shareholders. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of September 30, 2003, options for a total of 165,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

December 31, 2002	—	$—	$—
Granted	165,000	9.05	9.05
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Options outstanding at	—	—	—

September 30,2003	165,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Wtd Avg
		Remaining	Wtd Avg		Wtd Avg
Range of	Number	Contractual	Exercise Price —	Number	Exercise Price —
Exercise Prices	Outstanding	Life (Years)	Outstanding Options	Exercisable	Exercisable Options

$9.05	165,000	9.5	$9.05	90,000	$9.05

      Pursuant to SFAS 148, the Company is required to disclose the effects on net income and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans. Had the compensation cost for all of the Company’s option plans been determined using the fair value

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, the compensation expense would have decreased the Company’s net income for the three-month and nine-month periods ended September 30, 2003 as shown below.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003

Actual net income	$2,696,633	$4,365,678
Pro forma compensation expense	8,906	131,219

Pro forma net income	$2,687,727	$4,234,459

Actual net income per share — basic	$0.58	$0.93
Actual net income per share — diluted	$0.56	$0.92
Pro forma net income per share — basic	$0.58	$0.90
Pro forma net income per share — diluted	$0.56	$0.89

      This pro forma amount was determined by estimating the fair value of each option outstanding beginning June 28, 2003 upon shareholder approval at approximately $0.95 per option using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.25 years, and a 0% volatility rate. The pro forma expense primarily reflects options that vested immediately upon shareholder approval of the respective option plans.

Qualification as a REIT

      The Company elected to be taxed as a REIT in 2000. As of September 30, 2003, the Company believes it meets the compliance tests required to maintain its REIT status.

Recently Issued Accounting Pronouncements

      In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation,” which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003. The amendments to the disclosure and transition provisions of

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 in the accompanying financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly-Owned Properties

Operating Properties

      At September 30, 2003, the Company’s operating properties were as follows:

		Buildings and
	Land	Improvements	Total

University Heights, San Antonio, TX	1,011,262	5,796,451	6,807,713
Gateway Mall, Bismarck, ND	—	9,033,440	9,033,440

	1,011,262	14,829,891	15,841,153
Less: accumulated depreciation	—	(339,695)	(339,695)

	1,011,262	14,490,196	15,501,458

      The Gateway Mall property is subject to a ground lease expiring in 2028 with 10 five-year option periods thereafter.

Properties Held for Sale

      On February 25, 2003, management of the Company approved plans to sell two of its operating properties, Thousand Oaks Shopping Center and Pahrump Valley Shopping Center. These properties were sold in the third quarter of 2003, as described below.

      SFAS No. 144 requires the operating results of any property with their own identifiable cash flows that is held for sale to be removed from income from continuing operations and reported as discontinued operations for the current period and all prior periods presented. Summarized operating information for the properties held for sale and sold through the three and nine months ended September 30, 2003 and September 30, 2002 referred to above which are included in discontinued operations follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$2,633,966	$3,592,756	$530,532	$1,134,638
Income from discontinued operations	$531,347	$683,003	$(118,809)	$138,018

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a sales price of $15,880,000. At closing, the Company paid a disposition fee to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Company’s advisor, of $158,800 or approximately 1.0% of the selling price, and a commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company intends to reinvest the proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.

      On September 25, 2003, the Company sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, the Company repaid a note payable secured by Pahrump with an outstanding balance of approximately $11,884,000 at the transaction date. At closing, the Company deposited with escrow approximately $81,600 representing rent for one year from one tenant that vacated Pahrump. The Company will release $6,800 to buyer for each month the vacated tenant’s lease is more than thirty days past due. The Company paid a disposition fee to Realty of $175,000, or approximately 1.0% of the sales price, and real estate commissions to unaffiliated brokers of $629,700, or approximately 3.0% of the sales price. The Company intends to reinvest the proceeds from the sale in other properties or real estate activities.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. At September 30, 2003, the Company had the following investments in unconsolidated real estate:

Entity Name	Property	Company’s Investment

T REIT — Reno Trademark, LLC	Trademark Building	$1,160,666
NNN County Center — 12, LLC	County Center Building	449,868
T REIT — City Center West A, LLC	City Center West “A” Building	7,971,097
NNN Pacific Corporate Park 1, LLC	Pacific Corporate Park	2,123,837
NNN Congress Center, LLC	Congress Center	4,960,514
T REIT — Titan Plaza, L.P.	Titan Building and Titan Plaza	1,839,948
T REIT — Saddleback Financial, L.P.	Saddleback Financial	829,768

		$19,335,698

      Unaudited condensed combined historical financial information for the Company’s investments in unconsolidated real estate as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is as follows:

As of
September 30, 2003

Real estate operating properties	$199,480,481
Other assets	5,647,479

Total Assets	$205,127,960

Mortgages notes payable	$136,392,108
Other liabilities	603,938
Equity	68,131,914

$205,127,960

Company’s share of equity	$19,335,698

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2002

Revenues	$7,103,293	$18,249,493	$1,749,868	$3,780,777
Rental and other expenses	3,530,016	10,132,780	1,070,844	1,770,223
Interest Expense	1,375,325	3,961,829	386,999	917,130
Company’s equity in earnings	267,125	1,231,182	191,442	601,725

      The Company is jointly and severally liable for the entire amount of the debt in connection with the above properties (See Note 11).

4.	Cash and Cash Equivalents

      At September 30, 2003, the Company had $12,699,046 of cash and cash equivalents. Of that amount, approximately $6,200,000 was being held by an accommodator for a tax deferred exchange, leaving approximately $6,500,000 available for operations.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets

      Other assets as of September 30, 2003 and the year ended December 31, 2002 consisted of the following:

	September 30,	December 31,
	2003	2002

Loan impounds and reserves	$648,250	$568,297
Deferred rent receivable	58,551	436,622
Lease commissions — net	75,227	117,372
Loan fees — net	158,486	417,480
Prepaid expenses	25,071	77,142
Other assets	610	350

Total other assets	$966,195	$1,617,263

6.	Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points. The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of September 30, 2003, the Company has not drawn against the line of credit.

7.	Note Receivable

      In November 2001, the Company advanced $595,000 to the buyer of the Christie Street Building. The note is secured by a first deed of trust, with interest at 8.5% per annum maturing in December 2006. Interest income earned in connection with this note for the three and nine months ended September 30, 2003 was approximately $12,400 and $37,300, respectively.

8.	Accounts and Notes Receivable from Related Parties

      Accounts receivable from related parties at September 30, 2003 consist primarily of a $400,000 receivable from the Advisor for amounts due related to an indemnification agreement associated with the sale of the Christie Street Building in 2001.

      The Company made no related party loans during the three and nine months ended September 30, 2003 and had no related party loans outstanding as of September 30, 2003 or December 31, 2002.

9.	Shareholder’s Equity

      At the conclusion of its Offering in May 2002, the Company had sold 4,720,176 shares of common stock at $10.00 per share, including 22,100 shares issued to the Advisor and 69,676 shares sold under the DRIP.

      During the quarter ended September 30, 2003, the Company repurchased 30,737 shares of its common stock for $278,168 pursuant to its Share Repurchase Plan. Repurchases are at the discretion of the Company. Through September 30, 2003, the Company had repurchased a total of 56,352 shares pursuant to the Share Repurchase Plan. As of September 30, 2003, there were 4,663,824 shares outstanding.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Advisory Agreement and Related Party Transactions

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

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. For the three and nine months ended September 30, 2003, the Company incurred approximately $55,000 and $198,000 in property management fees, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the nine months ended September 30, 2003.

      The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts were incurred during the nine months ended September 30, 2003 and no amounts are currently due the Advisor under this agreement.

11.     Commitments and Contingencies

Master Lease Agreement

      In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guarantee, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement as evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building. The prior tenant’s lease expired on August 31, 2002 and the tenant vacated the property in October 2002. Accordingly, the Company has accrued $580,000 related to its obligations under the guaranty, of which $180,000 has been paid through September 30, 2003. The Company’s accrual assumes a new tenant will occupy the property in the fourth quarter of 2003 and has been calculated assuming a discount rate of 10% per annum. The Company has no collateral, however it has recourse against the Advisor under the indemnity agreement. Through September 2003, the Company has been reimbursed by the Advisor $180,000 representing all amounts paid under the guarantee and expects to be reimbursed by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Loan Obligations

      The Company has the following contingent loan obligations at September 30, 2003, which it discloses under FIN 45. None of these liabilities are carried on the consolidated balance sheets as the Company’s joint and several obligation under these loans constitutes a guarantee of entities under the common control of the Advisor and, as a result, is exempted from recognition and measurement required by FIN 45.

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

      In connection with the acquisition of the membership interest in NNN Pacific Corporate Park, LLC, such entity is jointly and severally liable on an approximately $5,683,000 mortgage loan (originally $15,500,000 and reduced by subsequent sales of buildings in the office park) on Pacific Corporate Park from a financial institution. The loan terms include a spread of 3.25% over LIBOR, with interest-only payments for two years and two six-month extensions at the borrowers’ election upon payment of a 0.25% fee upon each extension. The initial interest rate was locked for 60 days at a spread of 3.25% over 60-day LIBOR. After the initial 60-day rate lock period, the borrowers locked $2,000,000 of the loan at a spread of 3.25% over 30-day LIBOR and the balance of the loan at a spread of 3.25% over 60-day LIBOR.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Overview

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of September 30, 2003 and December 31, 2002, together with the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002.

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

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 at which time gross proceeds of approximately $46,395,000 had been received from the sale of 4,720,176 shares. Through December 31, 2002, the Company had repurchased 23,876 shares pursuant to its Share Repurchase Plan. For the three and nine months ended September 30, 2003, 30,737 and 32,476 additional shares were repurchased. As a result, 4,663,824 shares were outstanding at September 30, 2003.

Management

      Effective September 30, 2003, William C. Daniel resigned his position as Chief Financial Officer of the Company, and the Board of Directors appointed Richard Hutton as interim Chief Financial Officer of the Company. Mr. Hutton has served as the Chief Investment Officer of Triple Net Properties, LLC, our advisor, since August 2003, overseeing all financial operations of our advisor. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President Property Management for our advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management staff of our advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

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

Real Estate Investments

      Through September 30, 2003, the Company, through the Operating Partnership, had purchased interests in 15 real estate properties, including six operating properties, seven undivided tenant in common interest properties and limited liability membership interests in two properties. Through September 30, 2003, the Company had sold four operating properties and two undivided tenant in common interest properties, including three properties in 2003.

      The following table presents a summary of the Company’s wholly-owned properties and properties in which it owned undivided tenant in common and limited liability company membership interests as of September 30, 2003:

		Company		GLA(1)
Property Name	Location	Ownership	Reference	(Sq Ft)

Operating Properties
University Heights	San Antonio, TX	100.00%		68,400
Gateway Mall	Bismarck, ND	100.00%		333,210
Investments in Unconsolidated Real Estate
Trademark Building	Reno, NV	40.00%	(2)	75,257
County Center Drive	Temecula, CA	16.00%	(2)	77,582
City Center West “A”	Las Vegas, NV	89.13%	(2)	105,964
Pacific Corporate Park	Lake Forest, CA	22.76%	(3)	167,486
Titan Building & Plaza	San Antonio, TX	48.50%	(2)	131,527
Saddleback Financial	Laguna Hills, CA	25.00%	(2)	72,711
Congress Center	Chicago, IL	10.26%	(3)	525,000

Total				1,557,137

(1)	GLA unadjusted for the Company’s percentage undivided tenant in common interest.

(2)	Undivided tenant in common interest.

(3)	Limited liability company membership interest.

Acquisitions During the Quarter Ended September 30, 2003

      There were no acquisitions during the quarter ended September 30, 2003.

Discontinued Operations

      On February 25, 2003, the Company’s Board of Directors approved management’s plans to sell Thousand Oaks Shopping Center and Pahrump Valley Shopping Center and commenced active marketing of the properties. Current and prior net operating income related to these properties is classified as discontinued operations for all periods presented. The sales of Thousand Oaks and Pahrump were completed on August 11, 2003 and September 25, 2003, respectively.

Thousand Oaks Shopping Center — San Antonio, Texas

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a sales price of $15,880,000. At closing, the Company paid a disposition fee to Realty of $158,800 or approximately 1.0% of the selling price, and a commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company intends to reinvest the proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.

Pahrump Valley Junction Shopping Center — Pahrump, Nevada

      On September 25, 2003, the Company sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, the Company repaid a note payable secured by Pahrump with an outstanding balance of approximately $11,884,000 at the transaction date. At closing, the Company deposited with escrow approximately $81,600 representing rent for one year from one tenant that vacated Pahrump. The Company will release $6,800 to buyer for each month the vacated tenant’s lease is more than thirty days past due. The Company paid a disposition fee to Realty of $175,000, or approximately 1.0% of the sales price, and real estate commissions to unaffiliated brokers of $629,700, or approximately 3.0% of the sales price. The Company intends to reinvest the proceeds from the sale in other properties or real estate activities.

Results of Operations

      The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the periods presented. For information on the Company’s acquisitions and dispositions, see Note 3 to the Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

      Comparability is also impacted due to the presentation of Thousand Oaks Shopping Center and Pahrump Valley Shopping Center for the nine months ended September 30, 2003, and these two properties together with Northstar Shopping Center for the nine months ended September 30, 2002, as discontinued operations.

Three Months Ended September 30, 2003 and September 30, 2002

      The following discussion excludes the impact of the reclassification of the previously mentioned shopping centers as discontinued operations, except as noted.

      Rental Income. Rental income consists of straight-line monthly base rent and percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased by $308,100 to $547,704 for the three months ended September 30, 2003 compared to $239,604 for the three months ended September 30, 2002 due to a full quarter’s rental income for University Heights and the rental income on Gateway Mall. The Company expects rental income to decrease in the fourth quarter due to the sale of the Thousand Oaks and Pahrump properties.

      Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income decreased by $54,837 to $11,351 for the three months ended September 30, 2003 compared to $66,188 for the three months ended September 30, 2002. This decrease was due primarily to a decrease in related party loans and available cash.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $325,411 to $379,170 for the three months ended September 30, 2003 compared to $53,759 for the three months ended September 30, 2002. The increase was primarily attributable to rental expense for a complete quarter for University Heights and the rental expense for Gateway Mall. The Company expects rental expenses to decrease in the fourth quarter due to the sale of the Thousand Oaks and Pahrump properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased by $157,554 to $219,656 for the three months ended September 30, 2003 compared to $62,102 for the three months ended September 30, 2002. The increase in expenses was due primarily to administrative costs related to the sale of Thousand Oaks and Pahrump, including regulatory filings pursuant to these transactions. Management anticipates higher legal and accounting expenses in the future due to expanded audit and SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense increased by $77,230 to $115,045 for the three months ended September 30, 2003 compared to $37,815 for the three months ended September 30, 2002. The increase was attributable to depreciation for a complete quarter on University Heights and depreciation on Gateway Mall.

      Interest Expense. Interest expense consists of mortgage interest incurred on the Company’s properties and the amortization of deferred financing fees. Interest expense increased by $44,643 to $110,417 for the three months ended September 30, 2003 compared to $65,774 for the three months ended September 30, 2002. The increase was due to interest expense for a complete quarter on University Heights and interest expense on Gateway Mall.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate increased $75,683 to $267,125 for the three months ended September 30, 2003 compared to $191,442 for the three months ended September 30, 2002. The majority of the increase was due to the acquisitions of a 25% interest in Saddleback Financial Center and a 10.26% interest in Congress Center.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of two properties sold during the three months ended September 30, 2003 through the date of sale, including interest expense and depreciation related to these properties. Income from discontinued operations decreased $256,827 to ($118,809) for the three months ended September 30, 2003 compared to $138,018 for the three months ended September 30, 2002 primarily as a result of the removal of the unamortized deferred rent receivable at the date of sale.

      Net Income. Net income was $2,696,633 or $0.58 per share basic and $0.56 per share diluted for the three months ended September 30, 2003 compared to net income of $560,217 or $0.12 per share basic and $0.11 per share diluted for the three months ended September 30, 2002. Dividends declared were $958,028 or $.20 per share for the three months ended September 30, 2003 compared to $962,761 or $0.20 per share for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

      The following discussion excludes the impact of the reclassification of the previously mentioned shopping centers as discontinued operations, except as noted.

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased by $1,436,887 to $1,676,491 for the nine months ended September 30, 2003 compared to $239,604 for the nine months ended September 30, 2003 due to rental income for three complete quarters for University Heights and the rental income on Gateway Mall. The Company expects rental income to decrease in the fourth quarter due to the sale of the Thousand Oaks and Pahrump properties.

      Interest Income. Interest income consists of interest earned from short-term money market investments and loans that are held by the Company. Interest income decreased by $178,053 to $76,582 for the nine months ended September 30, 2003 compared to $254,635 for the nine months ended September 30, 2002. This decrease was due primarily to the collection during 2002 of all loans made by the Company and a decrease in related party loans and available cash.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. Rental expense increased by $725,771 to $779,530 for the nine months ended September 30, 2003 compared to $53,759 for the nine months ended September 30, 2002. The increase was primarily attributable to rental expense for three complete quarters for University Heights and the rental expense for Gateway Mall. The Company expects rental expenses to decrease in the fourth quarter due to the sale of the Thousand Oaks and Pahrump properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses increased by $148,688 to

$592,139 for the nine months ended September 30, 2003 compared to $443,451 for the nine months ended September 30, 2002. The increase is due to additional accounting fees related to the sales of property, including regulatory filings related to those transactions. Management expects higher legal and accounting expenses in the future due to expanded audit and SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense increased by $251,987 to $289,802 for the nine months ended September 30, 2003 compared to $37,815 for the nine months ended September 30, 2002. The increase was attributable to depreciation for three complete quarters for University Heights and depreciation for Gateway Mall.

      Interest Expense. Interest expense consists of mortgage interest paid on the Company’s properties and the amortization of deferred financing fees. Interest expense increased by $259,846 to $325,620 for the nine months ended September 30, 2003 compared to $65,774 for the nine months ended September 30, 2003. The increase was due to interest expense for three complete quarters for University Heights and interest expense for Gateway Mall properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate increased $629,457 to $1,231,182 for the nine months ended September 30, 2003 compared to $601,725 for the nine months ended September 30, 2002. The majority of the increase was due to the acquisition of a 10.26% interest in Congress Center.

      Sales of Real Estate. During the nine months ended September 30, 2003, the Company realized total net gain on the sale of the Northstar, Thousand Oaks and Pahrump properties of $2,837,167 compared to total net gain of $144,415 during the nine months ended September 30, 2002 from the sale of the Company’s investments in unconsolidated real estate.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of three properties sold during the nine months ended September 30, 2003, including interest expense and depreciation related to these properties. Income from discontinued operations decreased by $151,656 to $531,347 for the nine months ended September 30, 2003 compared to $683,003 for the nine months ended September 30, 2002.

      Net Income. Net income was $4,365,678 or $0.93 per share basic and $0.92 per share diluted for the nine months ended September 30, 2003 compared to a net income of $1,322,582 or $0.34 per share basic and $0.50 per share diluted for the nine months ended September 30, 2002. Dividends declared were $2,886,357 or $0.62 per share for the nine months ended September 30, 2003 compared to $2,345,869 or $0.20 per share for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Line of Credit

      On September 3, 2003 the Company entered into an agreement with Fleet National Bank for an unsecured line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points. The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of September 30, 2003, the Company has not drawn against the line of credit.

Capital Resources

      At September 30, 2003, the Company had $12,699,046 of cash and cash equivalents as compared to $6,129,468 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. Approximately $6,200,000 was being held by an accommodator for a tax deferred exchange. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, existing working capital and the Fleet line of credit. Operating cash flows are expected to decrease due to the sale of the Thousand Oaks and Pahrump properties until such time as the proceeds of such sales are reinvested in other properties. Cash and cash equivalents increased since December 31, 2002 principally as a result of the sale of real estate.

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

      Dividends paid for the nine months ended September 30, 2003 were $2,886,357 compared to $2,345,869 for the nine months ended September 30, 2002. The Company currently pays cash dividends monthly at an annual rate of $0.825 per share. For the nine months ended September 30, 2003 no portion of dividends declared and paid represented a return of capital for federal income tax purposes. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $1,100,197 for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $1,146,687 for the nine months ended September 30, 2002. The decrease in cash provided by operating activities relative to the prior period was primarily due to the removal of the unamortized deferred rent receivable at the date of sale, partially offset by increased rental income investment in additional properties.

      Management expects cash flows from operating activities to decrease due to the sale of the Thousand Oaks and Pahrump properties during the quarter ended September 30, 2003 partially offset by the acquisitions of Gateway Mall and the limited liability company membership interest in Congress Center completed during the nine months ended September 30, 2003 and the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically redeploys its capital. Management is currently considering other potential opportunities to reinvest proceeds from real estate dispositions. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in real estate.

Cash Flows Used In Investing Activities

      Net cash provided by investing activities amounted to $27,344,971 for the nine months ended September 30, 2003 compared to net cash used in investing activities amounted to ($15,719,768) for the nine months ended September 30, 2002. The amount of net cash provided by investing activities was largely the result of the sale proceeds before retirement of debt for Northstar, Thousand Oaks and Pahrump. It is anticipated that the Company will reinvest all of the net proceeds from the Thousand Oaks sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code; the Company intends to reinvest the proceeds from the Pahrump sale in other properties or real estate activities.

      At September 30, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows From Financing Activities

      Cash used in financing activities amounted to $21,875,490 for the nine months ended September 30, 2003 compared to cash provided by financing activities of $16,293,029 for the nine months ended September 30, 2002. The primary reason for the decline was the end of the Company’s Offering on May 31, 2002. During the nine months ended September 30, 2003, the Company retired debt in the amount of $23,799,716 from the sale of property offset by new debt of $5,000,000 related to the acquisition of Gateway Mall.

      The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

      Management believes that, to the extent, if any, that the Company is not successful in generating cash flow from operations sufficient to meet its cash flow requirements, the Company can use its Fleet line of credit to finance any cash flow deficits. Additionally, the Company’s unrestricted cash position of approximately $6,200,000 at September 30, 2003 (which excludes funds earmarked for property exchange) could be used for its cash flow requirements.

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

      As noted in “Funds From Operations” above, management considers FFO to be one measure of the performance of a REIT. FFO were $234,292 for the three months ended September 30, 2003 compared to $963,422 for the three months ended September 30, 2002. FFO were $2,679,347 for the nine months ended

September 30, 2003 compared to $2,133,195 for the nine months ended September 30, 2002. The Company’s FFO were calculated according to the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$2,696,633	$560,217	$4,365,678	$1,322,582
Add:
Depreciation — continuing operations	107,916	173,523	284,191	173,523
Depreciation — discontinued operations	—	216,429	102,176	506,512
Depreciation — unconsolidated real estate operating properties	243,293	157,668	764,469	274,993
Less:
Gain/(Loss) on Sale of property	2,813,550	144,415	2,837,167	144,415

	—	—	—	—

Funds from operations	$234,292	$963,422	$2,679,347	$2,133,195

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

	As of September 30, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$—	$—	$—	$—	$—	$—
Average interest rate on maturing fixed rate debt	—	—	—	—	—	—
Variable rate debt	$43,353	$179,904	$187,449	$4,690,226	$59,805	$4,130,351
Average interest rate on maturing variable rate debt	4.01%	4.03%	4.04%	3.57%	5.25%	5.25%

      The estimated fair value of the Company’s variable-rate debt approximates its September 30, 2003 carrying amount. Variable-rate debt secured by the Company’s properties bears interest at approximately 4.25% as of September 30, 2003.

Item 4.	Controls and Procedures

      As required by the Securities Exchange Act of 1934, as amended, we have evaluated with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that they believe, that, as of September 30, 2003, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review, document and/or expand our disclosure controls and procedures, including enhancing their effectiveness, and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      None.

Item 2.	Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

      (c) None.

      (d) N/ A

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

Item No.	Description

10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).

Item No.	Description

10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT-Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following 8-K Reports were filed during the quarter ended September 30, 2003:

On August 26, 2003, the Company filed a Current Report on Form 8-K dated August 11, 2003 to report the sale of the Thousand Oaks Shopping Center in San Antonio, Texas and to file the required Item 7 pro forma financial statements.

On September 23, 2003, the Company filed a Current Report on Form 8-K dated September 23, 2003 to report the resignation of William C. Daniel as Chief Financial Officer of the Company effective September 30, 2003 and the appointment by the Board of Directors of Richard Hutton as Interim Chief Financial Officer of the Company effective September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.

(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD HUTTON

Richard Hutton
Interim Chief Financial Officer

Date: November 14, 2003

EXHIBIT INDEX

Item No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

Item No.	Description

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT-Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002