Form 10-K
period 2003-12-31
T REIT INC
filed 2004-04-22
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of class:

Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $46,723,590 as of June 30, 2003 (based on the price for which each share was sold).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☐          No ☑

     As of April 9, 2004, there were 4,646,085 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

(A VIRGINIA CORPORATION)

i

PART I

Item 1.	Business

Description of Business

      T REIT, Inc. (the “Company”) was formed as a Virginia corporation in December 1998 and has qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. The Company was organized to acquire, manage and invest in a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming.

      The Company conducts business and owns properties through its operating partnership, T REIT, L.P., which was formed as a Virginia limited partnership in December 1998. The Company is the sole general partner of its operating partnership and has control over the affairs of its operating partnership.

      The Company’s day to day operations are managed by Triple Net Properties, LLC (the “Advisor”), under an advisory agreement (the “Advisory Agreement”). The Advisor engages affiliated entities, including Triple Net Properties Realty, Inc. (“Realty”), a real estate brokerage and management company, to provide various services for the properties. The Advisor and its affiliated property manager were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.

      The Company’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (877) 888-7348.

Developments During 2003

      During 2003:

•	the Company invested approximately $9,000,000 to purchase a retail center and $5,500,000 to purchase interests in two unconsolidated properties;

•	the Company sold three retail properties for a total gross sales price of approximately $39,000,000; and

•	the Company continued to pay monthly distributions to our shareholders at an annual rate of 8.25% (based on a $10.00 per share purchase price).

Investment Objectives & Policies

General

      The Company’s primary investment objective is to obtain current income from investments in real estate. The Company intends to:

•	invest in income producing real property generally through equity investments in a manner which permits it to continue to qualify as a REIT for federal income tax purposes;

•	generate cash available for distribution to its shareholders;

•	preserve and protect shareholder capital; and

•	realize capital appreciation upon the ultimate sale of its properties.

To the extent feasible, the Company will strive to invest in a diversified portfolio of properties, in terms of geography, type of property and types of tenants, that will satisfy its investment objectives. However, the Company cannot assure you that it will attain these objectives or that shareholder capital will not decrease.

Acquisition Strategies

      The Company primarily acquires, through wholly owned subsidiaries of its operating partnership, fee simple and undivided tenant in common interests in office, industrial, retail and service properties. The Company seeks to acquire properties leased by creditworthy tenants under net leases. The Company may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. In connection with the purchase of undivided tenant in common interests in real properties, the Company may purchase tenant in common interests in properties where the other tenants in common are participating in tax-free exchanges arranged by the Advisor. Such transactions will earn the Advisor or its affiliates commissions on the tax-free exchanges, and may impact the extent to which the Company participates in such acquisitions. The Company may also enter into sale and leaseback transactions, under which it will purchase a property from an entity and lease the property back to such entity under a net lease.

      The Company primarily acquires properties with cash and mortgage or other debt, but may acquire some properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in its operating partnership. With properties purchased on an all-cash basis, the Company may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties and increase its cash flow. Although not required by the Company’s Articles of Incorporation or Bylaws, the Company does not intend to incur indebtedness in excess of 70% of the aggregate fair market value of all its properties, as determined at the end of each calendar year. In addition, the Company does not intend to incur secured indebtedness on a specific property in excess of approximately 80% of such property’s fair market value

      A majority of properties acquired will be at least 75% leased on the acquisition date. Management expects that most of the Company’s leases will be “net” leases with terms of 10 to 15 years, but generally not less than 5 years, usually providing for a base minimum annual rent with periodic increases. “Net” leases typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property, in addition to lease payments.

      In acquiring a property, the Company may enter into arrangements with the seller of a property in support of minimum cash flow requirements from the property, obtain an option on a property or commit to purchase a property subject to completion of remodeling or construction.

      To assist the Company, the Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to its business. The Company may also acquire properties from entities advised by the Advisor. Such acquisitions must be approved by a majority of the Company’s Directors, including a majority of the independent Directors.

Acquisition Standards

      Based on the Advisor’s prior real estate experience, the Company believes its Advisor has the ability to identify properties capable of meeting its investment objectives. In evaluating potential acquisitions, the primary factor considered is the property’s current and projected cash flow. The Company also considers a number of other factors, including a property’s:

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

Tax Status

      The Company qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to the Company’s shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition

      In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned or to be owned by the Company, it competes with other owners of like properties for tenants.

Government Regulations

      Many laws and governmental regulations are applicable to the Company’s properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although the Company believes that it is in substantial compliance with present requirements of the ADA, none of its properties have been audited, nor have investigations of its properties been conducted to determine compliance. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Company’s properties or restrict the Company’s ability to renovate its properties. Management cannot predict the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and pay distributions could be adversely affected.

      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances on its properties. These laws could impose liability without regard to whether the Company is responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

      Use of Hazardous Substances by Some of the Company’s Tenants. Some of the Company tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify it for any related liabilities. Management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s properties.

      Other Federal, State and Local Regulations. The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it may incur governmental fines or private damage awards. While management believes that its properties are currently in material compliance with all of these regulatory requirements, management does not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect its ability to make distributions to the Company’s shareholders. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with current regulations. However, if the Company was required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to pay distributions could be adversely affected.

Significant Tenants

      As of December 31, 2003, none of the Company’s tenants accounted for 10% or more of the aggregate annual rental income.

Employees

      The Company has no employees and the Company’s executive officers are all employees of the Company’s Advisor. Substantially all work of the Company is performed by employees of the Advisor and its affiliates.

Financial Information About Industry Segments

      The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial and service properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2.	Properties

Real Estate Investments

      As of December 31, 2003, the Company owned interests in 10 properties including two consolidated properties and eight unconsolidated properties. The Company’s interests in the unconsolidated properties are held either as a tenant in common in the property or as a member of a limited liability company that owns a tenant in common interest in the property. The consolidated properties have an aggregate GLA of approximately 403,000 square feet. During the year ended December 31, 2003, the Company purchased one consolidated property and two interests in unconsolidated properties and it sold three consolidated properties.

      The following table presents certain additional information about the Company’s properties at December 31, 2003:

					Total
Property		GLA	%	Date	Purchase	Annual	% Physical	Annual Rent
Name	Property Location	(Sq Ft)	Owned	Acquired	Price	Rent(1)	Occupancy(2)	Per Sq Ft(3)

Consolidated Properties
University Heights	San Antonio, TX	68,400	100.0%	08/22/02	$6,750,000	$745,500	95.8%	$11.37
Gateway Mall	Bismarck, ND	333,878	100.0	01/29/03	9,000,000	1,311,900	96.0	4.09
Unconsolidated Properties
Reno Trademark Building	Reno, NV	75,257	40.0	09/04/01	7,296,110	748,300	100.0	9.94
County Center Building	Temecula, CA	77,582	16.0	01/11/02	6,335,000	563,200	100.0	7.26
City Center West “A” Building	Las Vegas, NV	105,964	89.1	03/15/02	21,670,000	2,682,100	94.9	26.68
Pacific Corporate Park	Lake Forest, CA	167,486	22.8	03/25/02	23,728,000	2,168,200	84.5	15.32
Titan Building & Titan Plaza	San Antonio, TX	131,527	48.5	04/17/02	9,167,000	1,761,600	100.0	13.39
Saddleback Financial Center	Laguna Hills, CA	72,711	25.0	09/25/02	11,072,560	1,541,400	87.2	24.31
Congress Center	Chicago, IL	524,730	10.2	01/09/03	136,108,000	9,479,000	90.0	20.07
Enclave Parkway	Houston, TX	207,435	3.3	12/22/03	34,500,000	3,563,000	100.0	17.18

(1)	Annualized rental income based on contractual base rent from leases in force at December 31, 2003.

(2)	Physical occupancy at December 31, 2003.

(3)	Average effective annual rent per square foot at December 31, 2003.

      The following information generally applies to the Company’s properties:

•	The Company believes all of the properties are adequately covered by insurance and are suitable for their intended purposes.

•	The Company has no plans for any material renovations, improvements or development of the properties.

•	The Company’s properties are located in markets where it is subject to competition for attracting new and retaining current tenants.

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years.

Lease Expiration Table

      The following schedule presents the sensitivity of our annual base rent due to lease expirations for the next ten years at the Company’s consolidated properties as of December 31, 2003, by number, percentage of total aggregate GLA and annual base rent.

			% of
		Total	Total GLA	Annual Base
	Number	Sq. Ft. of	Represented	Rent Under
	of Leases	Expiring	by Expiring	Expiring
Year Ending December 31	Expiring	Leases	Leases	Leases

2004	14	28,483	7.08%	$159,332
2005	5	16,531	4.11%	97,012
2006	13	44,774	11.13%	471,974
2007	5	14,897	3.70%	132,157
2008	1	13,250	3.29%	129,850
2009	1	104,975	26.10%	305,372
2010	2	30,145	7.49%	45,430
2011	1	42,901	10.66%	300,307
2012	1	3,150	0.78%	13,300
2013	1	18,000	4.47%	95,000
Thereafter	2	23,181	5.76%	298,663

Total	46	340,287	84.57%	$2,048,397

Indebtedness

      At December 31, 2003, the Company had secured mortgage loans outstanding on its consolidated properties representing aggregate indebtedness of approximately $9,250,000. See Note 8 to the financial statements included with this report.

Item 3.	Legal Proceedings

      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants willfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      Other than the above, to the Company’s knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to or of which any of its properties is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      There is no established public trading market for the Company’s shares of common stock.

      Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to the Company subject to the sole discretion of the Board of Directors. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares of common stock and he must have owned such shares for at least one year.

      The price paid by the Company per repurchased share of common stock is $9.05. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from operating revenues.

Shareholders

      As of April 9, 2004, there were 2,053 shareholders of record of the Company.

Distributions

      The Company paid monthly distributions on its common stock from August 1, 2000 through April 1, 2001 at an annual rate of $0.800 per share (8.00% based on a $10.00 purchase price). Effective April 1, 2001, the Board of Directors approved an increase in the annual distribution to $0.825 per share (8.25% based on a $10.00 purchase price). Monthly distributions were paid during 2003 at the $0.825 per share annual rate.

      The continued payment of distributions will depend primarily on the Company’s ability to generate positive cash flow from operations. The Company cannot assure you that it will continue to pay distributions at the current rate or at all.

Equity Compensation Plan Information

      The Company’s equity compensation plan information is as follows:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	165,000	$9.05	635,000
Equity compensation plans not approved by security holders	—		—

Total	165,000		635,000

(1)	Each of the Independent Director and Officer/Employee Stock Option Plans was approved at the Company’s annual shareholders meeting held on June 28, 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

T REIT, INC.

	As of December 31,

Selected Financial Data(1)	2003	2002	2001

BALANCE SHEET DATA:
Total Assets	$49,369,932	$67,768,903	$45,441,357
Mortgage loans payable	9,250,278	28,090,125	24,737,461
Shareholders’ equity	38,107,802	38,215,638	19,765,423

	Years Ended December 31,

	2003	2002	2001

OPERATING DATA:
Total revenues	$2,645,303	$586,814	$197,044
Income (loss) from continuing operations before discontinued operations	1,012,352	1,037,937	(312,155)
Net income (loss)	4,189,268	2,293,758	(463,632)
Net income (loss) per common share, basic and diluted(2):
Income (loss) from continuing operations	$0.22	$0.26	$(0.22)
Income (loss) from discontinued operations	0.68	0.31	(0.11)
Net income (loss)	0.90	0.57	(0.33)
OTHER DATA:
Cash flows provided by (used in) operating activities	$2,326,966	$2,289,548	$(1,241,850)
Cash flows provided by (used in) investing activities	26,752,355	(19,278,632)	(7,491,774)
Cash flows provided by (used in) financing activities	(23,019,465)	19,471,393	12,132,706
Distributions declared	3,842,601	3,310,870	1,145,621
Funds from operations(2)(3)	3,222,408	2,826,049	307,943

(1)	The selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Certain amounts in the prior years have been reclassified as discontinued operations related to properties disposed of in 2003.

(2)	Net income (loss) and distributions per share are based upon the weighted average number of common shares outstanding. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder’s shares. For the years ended December 31, 2003 and 2002, approximately 33% and 52%, respectively, of distributions represented a return of capital for tax purposes. In addition, for the year ended December 31, 2003, approximately 74% of distributions represented capital gain for tax purposes. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(3)	One of the Company’s objectives is to provide cash distributions to its shareholders from cash generated by the Company’s operations. Cash generated from operations is not equivalent to the Company’s net income or loss as determined under accounting principles generally accepted in the United States (“GAAP”). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as the Company.

The Company defines FFO, a non-GAAP measure, consistent with the NAREIT’s definition, as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and (ii) extraordinary items.

The Company considers FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company’s performance.

      FFO is calculated as follows:

	Years Ended December 31,

	2003	2002	2001

Net income	$4,189,268	$2,293,758	$(463,632)
Depreciation
Continuing operations	1,544,488	671,579	—
Discontinued operations	102,175	74,064	593,627
(Gain) loss on sale of investments in real estate and unconsolidated real estate	(2,613,523)	(213,352)	177,948

Funds from operations	$3,222,408	$2,826,049	$307,943

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and the Company’s historical consolidated financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

      The Company was organized in December 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a REIT for federal and state income tax purposes. The Advisor has been retained to manage, for a fee, the Company’s day to day affairs, subject to the supervision of the Company’s Board of Directors.

      As of December 31, 2003, the Company owned two consolidated properties and interests in eight unconsolidated properties. Comparability between 2003 and 2002 and between 2002 and 2001 is limited due to the number of acquisitions and dispositions during these years.

Acquisitions in 2003

Congress Center — Chicago, Illinois

      On January 9, 2003, through its wholly-owned subsidiary, TREIT — Congress Center, LLC, the Company purchased an approximately 10.2% tenant in common interest in Congress Center from an unaffiliated third party. Congress Center is a 16-story Class A office building of approximately 524,730 square feet located in Chicago, Illinois. Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. The Company’s total investment was approximately $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or approximately 1.5% of the purchase price.

Gateway Mall — Bismarck, North Dakota

      On January 29, 2003, through its wholly-owned subsidiary, TREIT — Gateway Mall ND, LLC, the Company purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of approximately 333,878 square feet on a 45-acre site located in Bismarck, North Dakota. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or approximately 2.8% of the purchase price.

Enclave Parkway — Houston, Texas

      On December 22, 2003, through its wholly-owned subsidiary, TREIT — Enclave Parkway, LLC, the Company purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. The Company’s total investment was $437,500. Enclave Parkway is a 207,435 square foot Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.

Dispositions in 2003

Northstar Crossing Shopping Center — Garland, Texas

      On January 11, 2003, the Company sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third party for a purchase price of $4,200,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of $2,866,579 and received net cash proceeds totaling approximately $1,015,000 after payment of closing costs and other transaction expenses. The sale resulted in a net loss of approximately $191,400. At closing, the Company paid a sales commission to an unaffiliated broker of $168,000, or approximately 4.0% of the selling price. The Company reinvested the proceeds from the sale in other income producing commercial real estate property.

Thousand Oaks Shopping Center — San Antonio, Texas

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a purchase price of $15,880,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of $8,750,000 and received net cash proceeds totaling approximately $6,100,000 after payment of closing costs and other transaction expenses. The sale resulted in a net gain of approximately $2,100,000. At closing, the Company paid a sales commission to Realty of $175,000, or approximately 1.1% of the selling price, and a sales commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company reinvested the proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Code.

Pahrump Valley Junction Shopping Center — Pahrump, Nevada

      On September 25, 2003, the Company sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of approximately $11,884,000 and received net cash proceeds of approximately $5,950,000 after closing costs and other transaction expenses. The sale resulted in a net gain of approximately $874,000. The Company paid a sales commission to Realty of $175,000, or approximately 1.0% of the sales price, and sales commissions to unaffiliated brokers of $629,700, or approximately 3.3% of the sales price. The Company reinvested the proceeds from the sale in other income producing commercial real estate property.

Acquisitions in 2002

County Center Building — Temecula, California

      On January 11, 2002, through its wholly-owned subsidiary, NNN County Center — 12, LLC, the Company purchased a 16.0% undivided tenant in common interest in the County Center Building from an unaffiliated third party. County Center is a 77,582 square foot office/distribution building located in Temecula, California. The total purchase price was $6,335,000. The Company’s total investment was $500,000. The seller of the property paid a sales commission to Realty of $150,000, or 2.4% of the purchase price.

City Center West “A” Building — Las Vegas, Nevada

      On March 15, 2002, through its wholly-owned subsidiary, T REIT — City Center West A, LLC, the Company purchased an 89.1% undivided tenant in common interest in the City Center West “A” Building from an unaffiliated third party. City Center West “A” is a 105,964 square foot office building located in Las Vegas, Nevada. The total purchase price for the property was $21,670,000. The Company’s total investment was $7,727,137. The seller of the property paid a sales commission to Realty of $420,000, or 1.9% of the purchase price.

Pacific Corporate Park — Lake Forest, CA

      On March 25, 2002, through its wholly-owned subsidiary, TREIT — Pacific Corporate Park, LLC, the Company purchased a 22.8% undivided tenant in common interest in Pacific Corporate Park from an unaffiliated third party. Pacific Corporate Park is a six-building, 167,486 square foot office park located in Lake Forest, California. The total purchase price for Pacific Corporate Park was $23,728,000. The Company’s total investment was $4,937,100. The seller of the property paid a sales commission to Realty of $580,000, or 2.4% of the purchase price.

Titan Plaza, Titan Building and Titan Land — San Antonio, Texas

      On April 17, 2002, through its wholly-owned subsidiary, T REIT — Titan Plaza, L.P., the Company purchased a 48.5% undivided tenant in common interest in the Titan Building and Titan Plaza located in San Antonio, Texas from an unaffiliated third party. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The total purchase price of the property was $9,167,000. The Company’s total investment was $1,536,000. The seller of the property paid a sales commission to Realty of $250,000, or 2.7% of the purchase price. The Company also purchased an adjoining 2.34-acre parcel of land for a purchase price of $75,000.

University Heights Business Park — San Antonio, Texas

      On August 22, 2002, through its wholly-owned subsidiary, TREIT — University Heights, LP, the Company purchased the University Heights Business Park from an unaffiliated third party for a purchase price of $6,750,000. University Heights is a 68,400 square foot flex/service center consisting of two one-story buildings located in San Antonio, Texas. The seller of the property paid a sales commission to Realty of $135,000, or 2.0% of the purchase price.

Saddleback Financial Center — Laguna Hills, California

      On September 25, 2002, through its wholly-owned subsidiary, T REIT — Saddleback Financial L.P., the Company purchased a 25.0% undivided tenant in common interest in the Saddleback Financial Center from an unaffiliated third party. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building located in Laguna Hills, California. The total purchase price of the property was $11,072,500. The Company’s total investment was $775,000. The seller of the property paid a sales commission to Realty of $322,500, or 2.9% of the purchase price.

Dispositions in 2002

Seguin Corners Shopping Center — Seguin Texas

      On August 12, 2002, the Seguin Corners Shopping Center was sold for approximately $2,500,000 to an unaffiliated third party. The proportionate sale price of the Company’s 26.0% undivided tenant in common interest in the property was approximately $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. No fees were earned by the Advisor or any affiliate from this sale.

Plaza del Rey Shopping Center — Seguin, Texas

      On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000 to an unaffiliated third party. The proportionate sale price of the Company’s 16.5% undivided tenant in common interest in the property was approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. No fees were earned by the Advisor or any affiliate from this sale.

Titan Land — San Antonio, Texas

      On October 17, 2002, the Company sold a 2.34-acre parcel of land adjacent to the Titan Building and Titan Plaza for approximately $130,000 to an unaffiliated third party. No fees were earned by the Advisor or any affiliate from this sale.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The adequacy of this allowance is determined by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment

      Real estate investments are stated at depreciated cost. The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations.

Purchase Price Allocation

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. Factors considered by Management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. The Company also estimates costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

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

Qualification as a REIT

      The Company has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Code. The Company’s qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

      If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, the Company also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.

Results of Operations

      The Company’s operating results are primarily comprised of income derived from its portfolio of properties. Because of the significant property acquisitions and dispositions throughout the years ended December 31, 2003, 2002 and 2001, the comparability of financial data from period to period will be limited.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

      Rental income increased by approximately $2,225,000, or 733%, to approximately $2,529,000 for the year ended December 31, 2003 compared to rental income of approximately $304,000 for the year ended December 31, 2002. Approximately $1,530,000 of this increase was attributable to the purchase, in January 2003, of the Gateway Mall, and the remaining $695,000 was attributable to a full year’s ownership in 2003 of University Heights Business Park.

      Interest income decreased by approximately $167,000, or 59%, to approximately $116,000 for the year ended December 31, 2003 compared with interest income of approximately $283,000 for the year ended December 31, 2002. This decrease was primarily due to the collection of related party loans.

      Rental expenses increased by approximately $931,000, or 913%, to approximately $1,033,000 for the year ended December 31, 2003 over rental expense of approximately $102,000 for the year ended December 31, 2002. Approximately $835,000 of this increase was attributable to the purchase, in January 2003, of the Gateway Mall, and the remaining $96,000 was attributable to a full year’s ownership in 2003 of University Heights Business Park.

      General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses increased approximately $356,000, or 66%, to approximately $895,000 for the year ended December 31, 2003 over general and administrative expense of approximately $539,000 for the year ended December 31, 2002, as a result of increased professional fees and other administrative costs.

      Interest expense increased by approximately $474,000, or 3,646% to approximately $487,000 for the year ended December 31, 2003 compared to interest expense of approximately $13,000 for the year ended December 31, 2002. This increase was attributable to interest expense related to a mortgage loan in the approximate amount of $5,000,000 entered into pursuant to the purchase of the Gateway Mall in January 2003, and to a full year’s interest expense related to a mortgage loan in the approximate amount of $4,345,000, secured by University Heights Business Park.

      Depreciation and amortization expense increased by approximately $357,000 or 1,700% to approximately $378,000 for the year ended December 31, 2003, compared to depreciation and amortization expense for the year ended December 31, 2002 of approximately $21,000. Approximately $219,000 of this increase was attributable to the purchase, in January 2003, of the Gateway Mall, and the remaining $138,000 was attributable to a full year’s ownership of University Heights Business Park.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

      Interest income increased by approximately $86,000 or 15% to approximately $283,000 for the year ended December 31, 2002, compared to interest income of approximately $197,000 for the year ended December 31, 2001. This increase was due primarily to an increase in funds held in short-term interest bearing instruments awaiting investment during 2002.

      General and administrative expenses decreased by $32,000, or 6%, to approximately $539,000 for the year ended December 31, 2002, compared with general and administrative expenses of approximately $571,000 for the year ended December 31, 2001. This decrease was primarily the result of decreased professional fees for regulatory compliance and acquisition audits.

Liquidity and Capital Resources

Cash Flows

      Cash flows provided by operating activities were approximately $2,300,000 for the year ended December 31, 2003, approximately 1% greater than cash flows provided by operating activities for the year ended December 31, 2002.

      Cash flows provided by investing activities for the year ended December 31, 2003 were approximately $24,000,000, compared with cash flows used in investing activities of approximately $19,000,000 for the year ended December 31, 2002. The increase in cash flows provided by investing activities of $43,000,000 was substantially attributable to an increase of $34,500,000 in proceeds from the sale of property in 2003 compared with 2002, and a reduction in investments in consolidated and unconsolidated real estate of $6,200,000.

      Cash flows used in financing activities for the year ended December 31, 2003 was approximately $27,000,000, compared with cash flows provided by financing activities of approximately $19,000,000 for the year ended December 31, 2002. The increase in cash flows used in financing activities of $46,000,000 was substantially attributable to the repayment of $23,000,000 of notes payable secured by properties that were sold in 2003. In addition, approximately $19,000,000 was generated from the issuance of common shares in 2002.

Liquidity

      At December 31, 2003, the Company had approximately $12,000,000 in cash and cash equivalents. The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances, debt financings and/or asset dispositions.

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code, to its shareholders, among other requirements. The Company expects to continue to use its cash flow from operating activities to pay distributions to shareholders and to support the operating activities of the Company.

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

Contractual Obligations

      The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and scheduled interest payments of the Company’s fixed rate debt at December 31, 2003. It also provides information about the minimum commitments due in connection with the Company’s ground lease obligation and lease guarantee at December 31, 2003.

	Payments Due by Period

	Less Than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — secured debt	$161,271	$343,157	$369,597	$8,376,253	$9,250,278
Lease guarantee(1)	219,671	421,036	—	—	640,707
Ground lease obligation	40,000	80,000	80,000	806,663	1,006,663

Total	$420,942	$844,193	$449,597	$9,182,916	$10,897,648

(1)	The lease guarantee relates to the Company’s obligation on the Christie Street Office Building sold in 2001. The Company’s Advisor agreed to indemnify the Company for the full amount of its obligation.

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on the

Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Acquisitions

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75.0% undivided tenant in common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25.0% tenant in common interests in the property. The total purchase price for AmberOaks was approximately $22,965,000. The Company’s total investment was approximately $6,462,000. The purchase price included a sales commission payable to Realty of $585,000, or 2.6% of the purchase price. AmberOaks is a Class A three-building office portfolio totaling approximately 206,770 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

Dispositions

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. On February 27, 2004, the Company purchased approximately 43 acres of land, including approximately 36 acres of land situated under Gateway Mall from another unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease. The sale of Gateway Mall included the underlying 36 acres of land. Sales proceeds included cash of approximately $3,032,500 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a sales commission to Realty of $339,000, or approximately 2.9% of the selling price.

Other

      Effective April 22, 2004, Diana M. Laing has resigned her position as the Company’s Chief Financial Officer and the Board of Directors has appointed Richard Hutton as interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as our interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the Advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

Impact of Accounting Principles

      On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

Inflation

      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of its real estate investment portfolio and operations. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve the Company’s objectives it borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Variable rate debt	$161,271	$168,402	$174,755	$181,362	$188,235	$8,376,253	$9,250,278
Average interest rate on maturing debt	4.02%	4.04%	4.04%	4.05%	4.06%	4.22%	4.20%

      The fair estimated value of the Company’s debt approximates its December 31, 2003 carrying amount.

      An increase in interest rates of 0.25% on the Company’s variable rate mortgage loans would have increased the Company’s overall annual interest expense by approximately $76,000 or 6%.

      The table below presents, as of December 31, 2002, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

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

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders

T REIT, Inc.

      We have audited the accompanying consolidated balance sheet of T REIT, Inc. (the “Company”), as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audits also included the financial statement schedule (“Schedule III”) listed in the index to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of T REIT, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

April 21, 2004

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

/s/ GRANT THORNTON LLP

Irvine, California

March 19, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

T REIT, Inc.

      We have audited the consolidated statements of operations, shareholders’ equity and cash flows of T REIT, Inc., a Virginia corporation, and subsidiary (the “Company”), as of December 31, 2001, and for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California

March 15, 2002

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Real estate investments:
Operating properties, net	$15,746,627	$36,262,924
Property held for sale, net	—	3,917,239
Investments in unconsolidated real estate	19,331,447	14,499,831

	35,078,074	54,679,994
Cash and cash equivalents	12,189,324	6,129,468
Accounts receivable, net	36,908	242,587
Accounts receivable from related parties	537,915	593,670
Real estate deposits	10,753	3,918,743
Other assets, net	869,850	1,617,263
Note receivable	647,108	587,178

Total assets	$49,369,932	$67,768,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,634,577	$997,870
Distributions payable	317,948	321,252
Security deposits and prepaid rent	59,327	144,018
Notes payable	9,250,278	25,221,036
Notes payable secured by property held for sale	—	2,869,089

	11,262,130	29,553,265

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,176 shares issued, 4,646,085 and 4,696,300 outstanding at December 31, 2003 and 2002, respectively	47,202	47,202
Additional paid-in capital	41,265,443	41,265,443
Treasury stock, 74,091 and 23,876 shares at December 31, 2003 and 2002, respectively	(675,155)	(220,653)
Distributions in excess of earnings	(2,529,688)	(2,876,354)

Total shareholders’ equity	38,107,802	38,215,638

Total liabilities and shareholders’ equity	$49,369,932	$67,768,903

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Revenues
Rental income	$2,529,077	$303,502	$—
Interest income	116,226	283,312	197,044

	2,645,303	586,814	197,044
Expenses
Rental expenses	1,032,814	102,294	—
General and administrative	895,446	538,600	571,157
Depreciation and amortization	378,323	20,888	—
Interest (including amortization of deferred financing fees)	486,782	12,596	—

	2,793,365	674,378	571,157

Loss before equity in earnings of unconsolidated real estate	(148,062)	(87,564)	(374,113)
Equity in earnings of unconsolidated real estate	1,160,414	1,125,501	61,958

Income (loss) from continuing operations before discontinued operations and gain (loss) on sale of real estate investments	1,012,352	1,037,937	(312,155)
Gain (loss) on sale of real estate investments	2,613,523	213,351	(177,948)
Income from discontinued operations	563,393	1,042,470	26,471

Net income (loss)	$4,189,268	$2,293,758	$(463,632)

Net income (loss) per common share:
Continuing operations — basic and diluted	$.22	$.26	$(.22)
Discontinued operations — basic and diluted	.68	.31	(.11)
Total net income (loss) per common share — basic and diluted	.90	.57	(.33)
Weighted average common shares outstanding — basic and diluted	4,676,026	4,013,175	1,398,104

Distributions declared per share	$0.82	$0.83	$0.82

Distributions declared	$3,842,601	$3,310,870	$1,145,621

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

		Common	Additional		Distributions
	Number of	Stock	Paid-In	Treasury	in Excess of
	Shares	Par Value	Capital	Stock	Earnings	Total

BALANCE — January 1, 2001	664,271	$6,643	$5,336,522	$—	$(249,989)	$5,093,176
Issuance of common stock	1,807,216	18,072	16,272,478	—	—	16,290,550
Distributions	—	—	—	—	(1,145,621)	(1,145,621)
Repurchase of Shares	(1,000)	—	—	(9,050)	—	(9,050)
Net loss	—	—	—	—	(463,632)	(463,632)

BALANCE — December 31, 2001	2,470,487	24,715	21,609,000	(9,050)	(1,859,242)	19,765,423
Issuance of common stock	2,248,689	22,487	19,656,443	—	—	19,678,930
Distributions	—	—	—	—	(3,310,870)	(3,310,870)
Repurchase of Shares	(22,876)	—	—	(211,603)	—	(211,603)
Net income	—	—	—	—	2,293,758	2,293,758

BALANCE — December 31, 2002	4,696,300	47,202	41,265,443	(220,653)	(2,876,354)	$38,215,638
Issuance of common stock	—	—	—	—	—	—
Distributions	—	—	—	—	(3,842,602)	(3,842,602)
Repurchase of Shares	(50,215)	—	—	(454,502)	—	(454,502)
Net income	—	—	—	—	4,189,268	4,189,268

BALANCE — December 31, 2003	4,646,085	$47,202	$41,265,443	$(675,155)	$(2,529,688)	$38,107,802

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,189,268	$2,293,758	$(463,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings of unconsolidated real estate	(1,160,414)	(450,215)	(61,958)
(Gain) loss on sale of real estate investments	(2,613,523)	(213,352)	177,948
Depreciation — continuing operations	369,084	74,064	—
Depreciation — discontinued operations	102,478	671,579	593,627
Change in operating assets and liabilities:
Accounts receivable	205,679	50,576	(189,694)
Accounts receivable from related parties	55,755	33,330	(627,000)
Other assets	626,623	(582,367)	(420,993)
Accounts payable and accrued liabilities	636,707	458,313	(344,911)
Security deposits and prepaid rent	(84,691)	(46,138)	94,763

Net cash provided by (used in) operating activities	2,326,966	2,289,548	(1,241,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(9,167,223)	(6,885,437)	(4,984,856)
Purchase of investments in unconsolidated real estate	(3,671,202)	(12,171,579)	(1,663,657)
Real estate property improvements	(197,704)	(231,971)	(152,422)
Proceeds from disposition of property held for sale	35,940,424	1,502,197	1,050,000
Issuance of notes receivable	—	—	(595,000)
Issuance of notes receivable from related parties	—	—	(837,579)
(Increase) decrease in notes receivable	(59,930)	7,822	—
Collections of notes receivable from related parties	—	1,787,579	—
Real estate deposits applied to purchases	3,907,990	(3,287,243)	(308,260)

Net cash provided by (used in) investing activities	26,752,355	(19,278,632)	(7,491,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	—	19,343,151	16,007,566
Borrowings under notes payable	5,000,000	4,400,000	13,150,000
Principal payments on notes payable	(23,839,847)	(1,047,336)	(15,925,965)
Repurchase of shares	(454,502)	(211,603)	(9,050)
Distributions paid	(3,845,906)	(2,862,599)	(862,637)
Deferred financing costs	120,790	(150,220)	(227,208)

Net cash (used in) provided by financing activities	(23,019,465)	19,471,393	12,132,706

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,059,856	2,482,309	3,399,082
CASH AND CASH EQUIVALENTS — beginning of year	6,129,468	3,647,159	248,077

CASH AND CASH EQUIVALENTS — end of year	$12,189,324	$6,129,468	$3,647,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,779,852	$1,820,223	$2,216,120

Income taxes	$30,224	$68,796	$30,674

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for distributions reinvested	$—	$335,003	$292,984

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of December 31, 2003, the Company owned two consolidated properties and interests in eight unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

      The Company is externally advised by an affiliated company, Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals. (See Note 11).

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

      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations.

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

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

Investments in Unconsolidated Real Estate

      Variable interest investments in real estate that do not meet consolidation criteria are reflected in the financial statements using the equity method of accounting.

Cash and Cash Equivalents

      Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Allowance for Uncollectible Billed and Unbilled Receivables

      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Management has established an allowance for uncollectible accounts of $40,889 and $67,759 at December 31, 2003 and 2002, respectively, to reduce receivables to its estimate of the amount recoverable.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2003 and 2002, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

      As of December 31, 2003, the Company has investments in three properties located in the state of Texas, three properties located in the state of California, two properties located in the state of Nevada, one property located in the state of Illinois, and one property located in the state of North Dakota. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy. No single tenant accounted for a significant portion of the Company’s rental income.

Fair Value of Financial Instruments

      The Company believes that the December 31, 2003 and 2002 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

      The carrying amount of, cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

Derivative financial instruments

      The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company employs derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

Real Estate Deposits

      Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At December 31, 2003, management believes all real estate deposits are refundable.

Financing Costs

      Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Income

      Rental income is recognized when earned under contractual lease agreements on a straight-line basis over the associated lease term. Deferred rent receivable is included in other assets in the consolidated balance sheets. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2003, 2002 and 2001 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings (loss) per share attributable for all periods presented is computed by dividing the earnings (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of 101,490, 101,490 and 53,529 warrants at December 31, 2003, 2002 and 2001.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2003 and 2002, and the revenues and expenses for each of the years in the three year period ended December 31, 2003. Actual results could differ from those estimates.

Segments

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Recently Issued Accounting Pronouncements

      On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties

      The Company’s consolidated properties consist of the following at December 31:

	2003	2002

Buildings and tenant improvements	$15,159,952	$28,790,880
Land	1,011,262	8,583,900

	16,171,214	37,374,780
Less: accumulated depreciation	(424,587)	(1,111,856)

	$15,746,627	$36,262,924

      At December 31, 2003, the Company owned two consolidated properties:

           Gateway Mall, Bismark, North Dakota

           University Heights Business park, San Antonio, Texas

Acquisitions

Gateway Mall — Bismarck, North Dakota

      On January 29, 2003, through its wholly-owned subsidiary, TREIT — Gateway Mall ND, LLC, the Company purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of approximately 333,878 square feet on a 45-acre site located in Bismarck, North Dakota. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or approximately 2.8% of the purchase price.

University Heights Business Park — San Antonio, Texas

      On August 22, 2002, through its wholly-owned subsidiary, TREIT — University Heights, LP, the Company purchased the University Heights Business Park from an unaffiliated third party for a purchase price of $6,750,000. University Heights is a 68,400 square foot flex/service center consisting of two one-story buildings located in San Antonio, Texas. The seller of the property paid a sales commission to Realty of $135,000, or 2.0% of the purchase price.

Dispositions

Pahrump Valley Junction Shopping Center — Pahrump, Nevada

      On September 25, 2003, the Company sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of approximately $11,884,000 and received net cash proceeds of approximately $5,950,000 after closing costs

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other transaction expenses. The sale resulted in a net gain of approximately $874,000. The Company paid a sales commission fee to Realty of $175,000, or approximately 1.0% of the sales price, and sales commissions to unaffiliated brokers of $629,700, or approximately 3.3% of the sales price. The Company reinvested the proceeds from the sale in other income producing commercial real estate property.

Thousand Oaks Shopping Center — San Antonio, Texas

      On August 11, 2003, the Company sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a purchase price of $15,880,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of $8,750,000 and received net cash proceeds totaling approximately $6,100,000 after payment of closing costs and other transaction expenses. The sale resulted in a net gain of approximately $2,100,000. At closing, the Company paid a sales commission to Realty of $175,000, or approximately 1.1% of the selling price, and a sales commission to an unaffiliated broker of $317,600, or approximately 2.0% of the selling price. The Company reinvested the proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Code.

Northstar Crossing Shopping Center — Garland, Texas

      On January 11, 2003, the Company sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third party for a purchase price of $4,200,000. In connection with the sale, the Company repaid a note payable secured by the property with an outstanding balance of $2,866,579 and received net cash proceeds totaling approximately $1,015,000 after payment of closing costs and other transaction expenses. The sale resulted in a net loss of approximately $191,400. At closing, the Company paid a sales commission to an unaffiliated broker of $168,000, or approximately 4.0% of the selling price. The Company reinvested the proceeds from the sale in other income producing commercial real estate property.

Property Held for Sale

      There was no property held for sale at December 31, 2003.

      Property held for sale at December 31, 2002 consisted of the Northstar Crossing Shopping Center. As discussed above, this property was sold in January, 2003.

      The results of operations for the property held for disposition as of December 31, 2002 and the three properties sold during 2003 classified as discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the Years Ended December 31,

	2003	2002	2001

Rental income	$2,677,673	$5,087,069	$3,945,738
Rental expenses	647,821	1,311,038	1,190,376
Depreciation and amortization	203,211	911,010	611,764
Interest Expense	1,263,248	1,822,551	2,117,127

Income (loss) from discontinued operations — property held for sale, net	$563,393	$1,042,470	$26,471

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. The Company had the following investments in unconsolidated real estate at December 31:

	Percentage Owned	2003	2002

Reno Trademark Building	40.0%	$1,151,334	$1,075,370
County Center Building	16.0%	444,627	535,762
City Center West “A” Building	89.1%	7,878,315	7,954,296
Pacific Corporate Park	22.8%	1,973,807	2,283,092
Titan Building and Titan Plaza	48.5%	1,793,547	1,788,356
Saddleback Financial Center	25.0%	811,053	862,955
Congress Center	10.2%	4,838,700	—
Enclave Parkway	3.3%	440,064	—

		$19,331,447	$14,499,831

      Condensed combined historical financial information of investments in unconsolidated real estate as of December 31, 2003 and 2002 is as follows:

	2003	2002

Assets (primarily real estate)	$246,975,115	$76,941,458

Mortgage notes payable	$159,962,007	$44,083,700
Other liabilities	3,713,144	1,790,392
Equity	83,299,964	31,067,366

	$246,975,115	$76,941,458

Company’s share of equity	$19,331,447	$14,499,831

Revenues	$25,325,576	$14,859,847
Expenses	22,775,057	12,347,640

	$2,550,519	$2,512,207

Company’s equity in earnings	$1,160,414	$1,125,501

Acquisitions

Enclave Parkway — Houston, Texas

      On December 22, 2003, through its wholly-owned subsidiary, TREIT — Enclave Parkway, LLC, the Company purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. The Company’s total investment was $437,500. Enclave Parkway is a 207,435 square foot Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.

Congress Center — Chicago, Illinois

      On January 9, 2003, through its wholly-owned subsidiary, TREIT — Congress Center, LLC, the Company purchased an approximately 10.2% tenant in common interest in Congress Center from an

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unaffiliated third party. Congress Center is a 16-story Class A office building of approximately 524,730 square feet located in Chicago, Illinois. Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. The Company’s total investment was approximately $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or approximately 1.5% of the purchase price.

Saddleback Financial Center — Laguna Hills, California

      On September 25, 2002, through its wholly-owned subsidiary, T REIT — Saddleback Financial L.P., the Company purchased a 25.0% undivided tenant in common interest in the Saddleback Financial Center from an unaffiliated third party. The Saddleback Financial Center is a 72,711 square foot, four-story suburban office building located in Laguna Hills, California. The total purchase price of the property was $11,072,500. The Company’s total investment was $775,000. The seller of the property paid a sales commission to Realty of $322,500, or 2.9% of the purchase price.

Titan Plaza, Titan Building and Titan Land — San Antonio, Texas

      On April 17, 2002, through its wholly-owned subsidiary, T REIT — Titan Plaza, L.P., the Company purchased a 48.5% undivided tenant in common interest in the Titan Building and Titan Plaza located in San Antonio, Texas from an unaffiliated third party. The Titan Building is a 103,762 square foot, six-story suburban office building. Titan Plaza is an adjoining 27,765 square foot single-story Class B suburban office building. The total purchase price of the property was $9,167,000. The Company’s total investment was $1,536,000. The seller of the property paid a sales commission to Realty of $250,000, or 2.7% of the purchase price. The Company also purchased an adjoining 2.34-acre parcel of land for a purchase price of $75,000.

Pacific Corporate Park — Lake Forest, CA

      On March 25, 2002, through its wholly-owned subsidiary, TREIT — Pacific Corporate Park, LLC, the Company purchased a 22.8% undivided tenant in common interest in Pacific Corporate Park from an unaffiliated third party. Pacific Corporate Park is a six-building, 167,486 square foot office park located in Lake Forest, California. The total purchase price for Pacific Corporate Park was $23,728,000. The Company’s total investment was $4,937,100. The seller of the property paid a sales commission to Realty of $580,000, or 2.4% of the purchase price.

City Center West “A” Building — Las Vegas, Nevada

      On March 15, 2002, through its wholly-owned subsidiary, T REIT — City Center West A, LLC, the Company purchased an 89.1% undivided tenant in common interest in the City Center West “A” Building from an unaffiliated third party. City Center West “A” is a 105,964 square foot office building located in Las Vegas, Nevada. The total purchase price for the property was $21,670,000. The Company’s total investment was $7,727,137. The seller of the property paid a sales commission to Realty of $420,000, or 1.9% of the purchase price.

County Center Building — Temecula, California

      On January 11, 2002, through its wholly-owned subsidiary, NNN County Center — 12, LLC, the Company purchased a 16.0% undivided tenant in common interest in the County Center Building from an unaffiliated third party. County Center is a 77,582 square foot office/distribution building located in Temecula, California. The total purchase price was $6,335,000. The Company’s total investment was $500,000. The seller of the property paid a sales commission to Realty of $150,000, or 2.4% of the purchase price.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions

Titan Land — San Antonio, Texas

      On October 17, 2002, the Company sold a 2.34-acre parcel of land adjacent to the Titan Building and Titan Plaza for approximately $130,000 to an unaffiliated third party. No fees were earned by the Advisor or any affiliate from this sale.

Plaza del Rey Shopping Center — Seguin, Texas

      On September 23, 2002, the Plaza del Rey Shopping Center was sold for approximately $5,403,000 to an unaffiliated third party. The proportionate sale price of the Company’s 16.5% undivided tenant in common interest in the property was approximately $891,000. The Company realized cash proceeds of approximately $197,000 from this sale. No fees were earned by the Advisor or any affiliate from this sale.

Seguin Corners Shopping Center — Seguin Texas

      On August 12, 2002, the Seguin Corners Shopping Center was sold for approximately $2,500,000 to an unaffiliated third party. The proportionate sale price of the Company’s 26.0% undivided tenant in common interest in the property was approximately $650,000. The Company realized cash proceeds of approximately $192,000 from this sale. No fees were earned by the Advisor or any affiliate from this sale.

4.	Accounts Receivable from Related Parties

      At December 31, 2002, the Advisor owed the Company approximately $120,000 related to offering costs paid. Per the terms of the Advisory Agreement, the Company reimburses the Advisor for offering costs incurred up to a maximum of 2.5% of the gross offering proceeds. The Advisor must pay for any offering costs incurred that, in the aggregate, are greater than the maximum.

      At December 31, 2003 and 2002, the Advisor owed the Company $520,431 and $440,000 for amounts due under an indemnification agreement (See Note 11, Commitments and Contingencies).

5.	Other Assets

      Other assets consist of the following at December 31:

	2003	2002

Loan impounds and reserves	$574,162	$568,297
Deferred rent receivable	75,233	436,622
Lease commissions, net of accumulated amortization of $8,935 and $0 at 2003 and 2002, respectively	74,936	117,372
Loan fees, net of accumulated amortization of $47,847 and 1,578 at 2003 and 2002, respectively	144,909	417,480
Prepaid expenses	—	77,142
Other assets	610	350

Total other assets	$869,850	$1,617,263

6.	Note Receivable

      As of December 31, 2003 and 2002, the Company was owed $647,108 and $587,178, respectively, under the terms of a note receivable. The note is secured by a first deed of trust on a real estate property, with interest at 8.5% per annum. All accrued, unpaid interest and principal is due December 2006.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points (4.5% at December 31, 2003). The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of December 31, 2003, the Company had not borrowed any amounts from the line of credit.

8.	Notes Payable

      Notes payable consisted of the following at December 31:

	2003	2002

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25%. At December 31, 2003 and 2002, the interest rate was 5.25% and 5.25%, respectively. Matures in January 1, 2008. Equal principal and interest payments are payable monthly until repayment in full.	$4,345,840	$4,400,000
Note payable to a mortgage company, secured by a first deed of trust, interest at six-month LIBOR plus 2.15%. Principal and interest payable in monthly installments of $25,165. Matures on February 1, 2006.	4,904,438	—
Note payable to a life insurance company, secured by a deed of trust, fixed interest at 6.0%; principal and accrued interest due in January 2009. Principal and interest payable in monthly installments of $93,242. The note was repaid in September 2003.	—	12,071,036
Note payable to a mortgage company, secured by a first deed of trust, fixed interest at 8.2%; principal and accrued interest due in January 2012(d)(g). Principal and interest payable in monthly installments of $36,105. The note was repaid in January 2003.	—	2,869,089
Note payable to a mortgage company, secured by the a first deed of trust, interest at the greater of 6.5% or a 30-day LIBOR plus 3.5% floor for the first ninety days. After the ninety days rate will be the greater of 7.5% or 30-day LIBOR plus 3.5% (4.88% and 4.68% at December 31, 2003 and 2002, respectively); principal and accrued interest are due in January 2004. The note was repaid in August 2003.	—	8,750,000

	9,250,278	28,090,125
Less notes payable secured by property held for sale(a)	—	(2,869,089)

	$9,250,278	$25,221,036

(a)	In November 2002, the Board of Directors of the Company approved the sale of Northstar Crossing Shopping Center. Such property is classified as held for sale at December 31, 2002 (See Note 3).

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal payments due on notes payable for each of the next five years ending December 31, 2003 and thereafter are summarized as follows:

2004	$161,271
2005	168,402
2006	174,755
2007	181,362
2008	188,235
Thereafter	8,376,253

$9,250,278

9.	Shareholders’ Equity

Common Stock

      Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company offered for sale up to 10,000,000 shares of its common stock (the “Shares”), and (collectively the “Offering”) at an Offering price of $10.00 per Share and up to 700,000 Shares under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Registration Statement was declared effective on February 22, 2000. By May 31, 2002, when the Offering was terminated, the Company had sold approximately 4,720,176 shares of common stock and 69,676 shares issued under the DRIP. Aggregate gross proceeds before Offering costs and selling commissions were approximately $46,395,000. The Offering and the DRIP were terminated May 31, 2002.

      Through December 31, 2002, the Company sold 4,696,300 shares of common stock including 22,100 shares issued to the Advisor at $9.05 per share and 69,676 shares issued under the DRIP.

Share Repurchase Program

      Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to the Company at the sole discretion of the Board of Directors. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares of Common Stock and must have owned such Shares for at least one year.

      The price paid by the Company per repurchased Share of common stock varies based on the terms of the Repurchase Plan. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan currently comes from operating revenues. The Company repurchased 50,215, 22,876 and 1,000 shares of common stock for $454,502, $211,603 and $9,050 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2003 and 2002, there were 101,490 outstanding warrants held by soliciting dealers that sold the Company’s shares. No warrants had been exercised to date. The Company applies the fair value method of accounting for the warrants in accordance with SFAS 123.

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

      Concurrent with commencement of the Offering, the Company adopted stock option plans for (1) independent and outside directors and (2) its officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 700,000 shares for issuance under the Director Plan and the Officer/ Employee Plan,

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of December 31, 2003, options for a total of 165,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

January 1, 2001	105,000	$9.05	$9.05
Granted	60,000	9.05	9.05
Exercised	—	—	—
Cancelled	55,000	9.05	9.05
Expired	—	—	—

December 31, 2001	110,000	9.05	9.05
Granted	65,000	9.05	9.05
Exercised	—	—	—
Cancelled	20,000	9.05	9.05
Expired	—	—	—

December 31, 2002	155,000	9.05	9.05
Granted	10,000
Exercised		—	—
Cancelled	—	—	—
Expired	—	—	—

December 31, 2003	165,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Wtd Avg
		Remaining	Wtd Avg		Wtd Avg
Range of	Number	Contractual	Exercise Price —	Number	Exercise Price —
Exercise Prices	Outstanding	Life (Years)	Outstanding Options	Exercisable	Exercisable Options

$9.05	165,000	8.84	$9.05	90,000	$9.05

      The fair value of the options are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.25 years, and a 0% volatility rate.

      The weighted average remaining contractual life of all options outstanding at December 31, 2003 was approximately 8.84 years.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Future Minimum Rent

      The Company has operating leases with tenants that expire at various dates through 2019 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2003, are summarized as follows:

Year Ending

2004	$1,994,034
2005	1,976,510
2006	1,827,303
2007	1,645,965
2008	1,471,946
Thereafter	4,379,807
Total	$13,295,565

      A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2003, 2002 and 2001, the amount of contingent rent earned by the Company was not significant.

11.	Advisory Fees and Other Related Party Transactions

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on June 28, 2003 for an additional one-year term effective February 22, 2003. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement. The Company paid the Advisor approximately $1,000, $620,000 and $153,000 for services provided during the years ended December 31, 2003, 2002 and 2001, respectively.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received a cumulative 8.25% return. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. The Company paid Realty approximately $195,300, $225,000 and $106,000 for services provided during the years ended December 31, 2003, 2002 and 2001, respectively.

Real Estate Commissions

      Realty earns sales commissions from acquisitions and dispositions of the Company’s properties. For the year ended December 31, 2003, the Company paid sales commissions to Realty of $350,000. For the years ended December 31, 2003 and 2002, unaffiliated sellers paid sales commissions to Realty of $3,380,000 and $1,857,500, respectively, related to consolidated and unconsolidated properties purchased by the Company.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor as of December 31, 2003.

Investment in unconsolidated real estate

      The Company has purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, however, the Board of Directors of the Company evaluates the extent to which the Company participates in such acquisitions.

12.	Commitments and Contingencies

Operating leases

      The Company has a noncancelable ground lease obligation related to its Gateway Mall property. The lease expires in 2028, with ten options to extend the lease for an additional five years each. During the years ended December 31, 2003, 2002 and 2001, ground lease expenses totalled $36,700, $0, and $0, respectively.

      The minimum commitment under these leases at December 31, 2003 was as follows:

Year Ending

2004	$40,000
2005	40,000
2006	40,000
2007	40,000
2008	40,000
Thereafter	806,663

Total	$1,006,663

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants willfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      Other than the above, to the Company’s knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to or of which any of its properties is the subject.

Environmental Matters

      The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

Lease

      In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guaranty, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building with the current tenant’s lease which expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, the Company has accrued $640,707 related to its obligations under the guaranty at December 31, 2003. The Company has no collateral, however it has recourse against the Advisor under the indemnity agreement. At April 19, 2004, the Company has been reimbursed by the Advisor for all amounts paid under the guarantee and expects to be reimbursed in the future by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments at Risk

      As of December 31, 2003, the Company had contingent loan obligations associated with its investments in unconsolidated real estate which it discloses under FIN 45. None of these liabilities are carried on the consolidated balance sheets as the Company accounts for related real estate investments using the equity method of accounting. The Company’s liability for the debt of its unconsolidated properties is limited to the amount of its investment at each property.

Other

      The Company’s other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

13.	Selected Quarterly Data (Unaudited)

      Set forth below is certain unaudited quarterly information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the financial statements.

	Year Ended December 31, 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$892,230	$559,055	$676,698	$517,320
Expenses	714,556	824,288	688,945	565,576

Income (loss) before equity in earnings of unconsolidated real estate	177,674	(265,233)	(12,247)	(48,256)
Gain (loss) on sale of real estate investments	(223,644)	2,813,550	—	23,617
Equity in earnings of unconsolidated real estate	(70,768)	267,125	405,896	558,161

Income from continuing operations	(116,738)	2,815,442	393,649	533,522
Income (loss) from discontinued operations	(59,681)	(118,809)	488,498	253,385

Net income (loss)	$(176,419)	$2,696,633	$882,147	$786,907

Earnings (loss) per share-basic and diluted
Continuing operations	$0.02	$0.60	$0.08	$0.11
Discontinued operations	$(0.01)	$(0.03)	$0.10	$0.06
Total net income (loss) per common share	$0.02	$0.57	$0.18	$0.17

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$92,577	$305,790	$77,397	$111,050
Expenses	73,579	219,450	265,065	116,284

Income (loss) before equity in earnings of unconsolidated real estate	18,998	86,340	(187,668)	(5,234)
Gain on sale of real estate investments	68,935	144,417	—	—
Equity in earnings of unconsolidated real estate	523,776	191,442	356,150	54,133

Income from continuing operations	611,709	422,199	168,482	48,899
Income (loss) from discontinued operations	359,467	138,018	263,060	281,925

Net income (loss)	$971,176	$560,217	$431,542	$330,824

Earnings (loss) per share-basic and diluted
Continuing operations	$0.14	$0.09	$0.04	$0.02
Discontinued operations	$0.08	$0.03	$0.07	$.10
Total net income (loss) per common share	$0.23	$0.12	$0.11	$.12

14.	Subsequent Events

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, a Texas limited partnership, purchased a 75% undivided tenant in common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant in common interest in the property. The total purchase price for AmberOaks was approximately $22,965,000. The Company’s total investment was approximately $6,462,000. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a Class A three-building office portfolio totaling approximately 206,770 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. On February 27, 2004, the Company purchased approximately 43 acres of land, including approximately 36 acres of land situated under Gateway Mall from another unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease. The sale of Gateway Mall included the underlying 36 acres of land. Sales proceeds included cash of approximately $3,032,500 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a sales commission to Realty of $339,000, or approximately 2.9% of the selling price.

      Effective April 22, 2004, Diana M. Laing has resigned her position as the Company’s Chief Financial Officer and the Board of Directors has appointed Richard Hutton as interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as our interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the Advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

SCHEDULE III

T REIT, INC.

REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period

			Buildings and		Buildings and		Accumulated
	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation	Date Constructed

Gateway Mall, ND	$5,000,000	$—	$9,167,223	$—	$9,363,501	$9,363,501	$(219,133)	1979
University Heights, TX	4,400,000	1,011,262	5,724,750	1,011,262	5,796,451	6,807,713	(205,454)	2000

Total	$9,400,000	$1,011,262	$14,891,973	$1,011,262	$15,159,952	$16,171,214	$(424,587)

		Maximum Life on Which Depreciation in
Description	Date Acquired	Latest Income Statement is Computed

Gateway Mall, ND	2003	39
University Heights, TX	2002	39

(a) The changes in wholly-owned real estate for the year ended December 31, 2003 are as follows:

2003

Balance at beginning of period	$37,374,781
Acquisitions	9,364,624
Dispositions	(30,568,191)

Balance at end of period	$16,171,214

      (b) The changes in accumulated depreciation for the year ended December 31, 2003 are as follows:

2003

Balance at beginning of period	$1,111,856
Additions	369,084
Deletions	(1,056,353)

Balance at end of period	$424,587

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Squar, Milner, Reehl & Williamson, LLP and Engagement of Grant Thornton LLP

      Effective December 3, 2002, the Company’s Board of Directors dismissed the accounting firm of Squar, Milner, Reehl & Williamson, LLP and approved the engagement of Grant Thornton LLP, as its independent certified public accountants for the year ending December 31, 2002. The decision to engage Grant Thornton was approved by the Board of Directors on the recommendation of the Audit Committee.

      Squar Milner’s reports on the Company’s financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Squar Milner’s engagement, the Company had no disagreements with Squar Milner on any matter of accounting principles of practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Squar Milner, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. No reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred since the date of Squar Milner’s engagement.

      Squar Milner provided the Company with a letter addressed to the Securities and Exchange Commission (the “Commission”) stating that it had reviewed the statements included in the Company’s Current Report on Form 8-K/ A, dated December 3, 2002, and filed with the Commission on December 18, 2002, and that it agreed with statements made by the Company regarding Squar Milner. A copy of this letter, dated as of December 18, 2002, was filed as Exhibit 16.1 to the Current Report on Form 8-K/ A.

      Prior to the Company’s engagement of Grant Thornton, it did not consult with Grant Thornton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements or (3) any other matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Dismissal of Grant Thornton LLP and Engagement of Deloitte & Touche, LLP

      Effective February 8, 2004, the Board of Directors dismissed Grant Thornton LLP as the Company’s independent certified public accountant based on the recommendation of the Audit Committee of the Board of Directors. Effective February 8, 2004, the Board of Directors retained Deloitte & Touche, LLP as its independent certified public accountant, based on the recommendation of the Audit Committee.

      The report of Grant Thornton on our financial statements for the fiscal year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Grant Thornton’s engagement, there were no disagreements with Grant Thornton on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

      There were no “reportable events” (as defined in Item 304 (a) (1) (v) of Regulation S-K) that occurred during the period of Grant Thornton’s engagement.

      Grant Thornton provided the Company with a letter addressed to the Commission stating that it had reviewed the statements included in our Current Report on Form 8-K, dated February 8, 2004, and filed with the Commission on February 12, 2004, and that it agreed with the Company’s statement regarding Grant Thornton. A copy of this letter was filed as Exhibit 16.1 to the Current Report on Form 8-K.

      Prior to the Company’s engagement of Deloitte & Touche, LLP, it did not consult with Deloitte & Touche, LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered by Deloitte & Touche, LLP on the Company’s financial statements, or (3) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2003, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      (b) Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting that occurred subsequent to the date of their evaluation that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table and biographical descriptions set forth information with respect to the Company’s officers and Directors.

Name	Age	Position	Term of Office

Anthony W. Thompson	57	Chairman of the Board of Directors, Chief Executive Officer and President	Since 1999
D. Fleet Wallace	36	Director	Since 2002
W. Brand Inlow	50	Director	Since 2002
Diana M. Laing	49	Chief Financial Officer	Since 2004
Jack R. Maurer	60	Secretary and Treasurer	Since 1999

      There are no family relationships between any Directors, executive officers or between any Director and executive officer.

      Anthony W. (“Tony”) Thompson has served as Chairman of the Company’s Board of Directors, Chief Executive Officer, President and a Director of the Company since December 1999. Mr. Thompson has also been Chief Executive Officer, President and a Director of G REIT, Inc., an affiliate, since December 2001. In addition, he is a co-founder of the Advisor, Triple Net Properties, LLC, and has been its President since inception in April of 1998. He is also President and 100% owner of Triple Net Properties Realty, Inc., an affiliated real estate brokerage and management company that will provide certain real estate brokerage and management services to the Company. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson has been the President and 100% owner of our dealer manager, NNN Capital Corp., since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a BS in Economics. He is a member of the Sterling College Board of Trustees and various other charitable and civic organizations.

      D. Fleet Wallace has served as a Director of the Company since May 2002. He is a principal and co-founder of Greystone Fund, L.P. and Greystone Capital Management, LLC, Greystone Fund’s general partner. Greystone Fund, L.P. is a professionally managed opportunity fund formed in September 2001 that invests primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Prior to founding Greystone Fund and Greystone Capital Management, from April 1998 to August 2001, Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a Director of G REIT, Inc., an affiliate.

      W. Brand Inlow has served as a Director of the Company since May 2002. Mr. Inlow currently provides professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc. a publicly-traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Wallace also serves as a Director of G REIT, Inc., an affiliate.

      Diana M. Laing has served as the Company’s Chief Financial Officer since January 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Ms. Laing served as a Principal and Chief Financial Officer of New Pacific Realty Corporation, a private real estate investment company from December 2001 to December 2003 and as Executive Vice President and Chief Financial Officer of Firstsource Corp., a private technology company, from July 2000 to May 2001. From August 1996 to July 2000, she was the Executive Vice President and Chief Financial Officer of Arden Realty, Inc., a NYSE publicly traded real estate investment trust and the largest owner and operator of commercial office properties in the Southern California region. Ms. Laing received a BS in accounting from Oklahoma State University and is a Texas Certified Public Accountant. Ms. Laing currently serves as the Chairman of the Audit Committee of the Board of Directors of The Macerich Company, a publicly traded real estate investment trust which owns and operates regional malls. In addition, Ms. Laing is the Chief Financial Officer of our advisor and of G REIT, Inc., an affiliate. Ms. Laing has resigned her position as Chief Financial Officer effective April 22, 2004.

      Jack R. Maurer has served as Secretary and Treasurer of the Company since December 1999. He has served as Chief Financial Officer of the Advisor from April 1998 to December 2001, when he became Financial Principal of NNN Capital Corp., our dealer manager and has served as Executive Vice President of G REIT, Inc., an affiliate, since December 2001. Mr. Maurer has over 29 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and CEO of Wescon Properties, where he was involved in finance, accounting and forecasting. His previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS from California University at Northridge in 1973 and is a Registered Operations and Financial Principal with the NASD.

Committees of Our Board of Directors

Acquisition Committee

      Each of the Company’s acquisitions must be approved by the Acquisition Committee, a majority of whom are independent Directors, or a majority of the Board of Directors, including a majority of the independent Directors, as being fair and reasonable to the Company and consistent with our investment objectives. Currently the Acquisition Committee is comprised of all members of the Board of Directors. The Board of Directors may establish additional acquisition committees from time to time based on property type or other relevant factors. The Advisor will recommend suitable properties for consideration by the appropriate acquisition committee or the Board of Directors from time to time. If the members of the Acquisition Committee unanimously approve a given acquisition, then the Advisor will be directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the Committee. In the event we appoint an Acquisition Committee in the future, and if the Acquisition Committee does not approve a proposed acquisition, then the property may be presented to our full Board of Directors for consideration, who, by majority vote, may elect to acquire or reject the property. Properties may be acquired from the Advisor or its affiliates or our officers and Directors, provided that any interested or affiliated Directors shall not vote on such an acquisition.

Audit Committee

      The Company’s Audit Committee is comprised of the two independent Directors, Messrs. Inlow and Wallace. The Board of Directors has determined that Mr. Inlow qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. The Audit Committee:

•	makes recommendations to the Board of Directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with the independent public accountants regarding the adequacy of our internal accounting controls.

Executive Compensation Committee

      The Board of Directors has established an Executive Compensation Committee consisting of up to three Directors, including at least two independent Directors, to establish compensation policies and programs for our Directors and executive officers. The members of our Executive Compensation Committee are Messrs. Thompson, Wallace and Inlow. At present, our Executive Compensation Committee serves only to determine the stock option grants under our two stock option plans. However, at a later date, the Executive Compensation Committee may exercise all powers of our Board of Directors in connection with establishing and implementing compensation matters, including incentive compensation and benefit plans, except for those which require actions by all of the Directors under our articles of incorporation, bylaws or applicable law. Stock-based compensation plans will be administered by the Board of Directors if the members of the Executive Compensation Committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.

Director Compensation

      We pay each independent Director a fee of $1,000 for attending, in person or by telephone, each meeting of the Board or Committee thereof; however, such compensation, including fees for attending meetings, may not exceed $12,000 annually. The independent and outside Directors also qualify for the independent director stock option plan.

Independent Director Stock Option Plan

      In February 2000 the Company adopted the Independent Director Stock Option Plan (the “Director Plan”). Only outside and independent Directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan.

      The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent Director and each outside Director as of the date such individual becomes an independent or outside Director. Subsequent options to purchase 5,000 shares of common stock at the applicable option exercise price may be granted on the date of each annual shareholders’ meeting to each independent and outside Director so long as the individual is still in office. In 2003, the Company granted options to purchase 5,000 shares at $9.05 per share to each of the two independent Directors. As of December 31, 2003, the Company has granted options to purchase 30,000 shares in accordance with the Director Plan. The Director Plan was approved at the annual shareholder meeting on June 28, 2003.

Officer and Employee Stock Option Plan

      In February 2000 we adopted the Officer and Employee Stock Option Plan (the “Officer Plan”). All of our officers and employees are eligible to participate in the Officer Plan.

      The Company has authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer Plan. The Board of Directors, acting on the recommendation of the Compensation Committee, has discretion to grant options to officers and employees effective as of each annual meeting of our shareholders. No options were granted in 2003. As of December 31, 2003, the Company has granted options to purchase 135,000 shares to officers of the Company. The Officer Plan was approved at the annual shareholder meeting on June 28, 2003.

Item 11.	Executive Compensation

Compensation of Executive Officers

      The Company has no employees and the Company’s executive officers are all employees of the Advisor and/or its affiliates. The executive officers are compensated by the Advisor and/or its affiliates and will not receive any compensation from the Company for their services.

Option/ SAR Grants in Last Fiscal Year

      No option grants were made to officers and directors in the last fiscal year ended December 31, 2003.

Aggregated Option/ SAR Exercises and Fiscal Year-End Option/ SAR Value Table

Value of Unexercised
			Number of Securities	In-the-Money
	Shares	Value	Underlying Unexercised	Options /SARs at
	Acquired on	Realized	Options/SARs at FY-End	FY-End ($)
Name	Exercise($)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony Thompson	-0-	-0-	0/135,000	0/$224,454

Compensation Committee Interlocks and Insider Participation

      During 2003, the following Directors served on the Compensation Committee: Messrs. Thompson, Wallace and Inlow. Mr. Thompson also served as Chief Executive Officer and President.

Board Compensation Committee Report on Executive Compensation

      The Compensation Committee may recommend awards of stock options to officers and other employees under the Officer Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table shows, as of March 30, 2004, the number and percentage of shares of our common stock owned by (1) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) the Chief Executive Officer and each of the Company’s four most highly compensated executive officers if such officer’s salary and bonus for 2003 exceeded $100,000, (3) each Director and (4) all Directors and executive officers as a group.

	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned(1)	Class

Anthony W. Thompson(2)	112,203	2.4%
D. Fleet Wallace	552	*
W. Brand Inlow	552	*
All Directors and Executive Officers as a group	113,307	2.4%

*	Represents less than 1% of the Company’s outstanding common stock.

(1)	Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Includes 103 Shares owned by AWT LP, a Limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, LLC a limited liability company controlled by Mr. Thompson.

Item 13.	Certain Relationships and Related Transactions

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on June 28, 2003 for an additional one-year term effective February 22, 2003. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement. The Company paid the

Advisor $1,000, $620,000 and $153,000 for services provided during the years ended December 31, 2003, 2002 and 2001, respectively.

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

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. The Company paid Realty $195,300, $225,000 and $106,000 for services provided during the years ended December 31, 2003, 2002 and 2001, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor

Investment in Unconsolidated Real Estate

      The Company has purchased certain tenant in common interests in properties where the other tenants in common were participating in a tax-free exchange arranged by the Advisor. Such transactions earn the Advisor or its affiliates commissions on the tax-free exchanges, however, the Board of Directors of the Company evaluates the extent to which the Company participates in such acquisitions.

Item 14.	Principal Accounting Fees and Services

      Squar Milner Reehl & Williamson, LLP served as the Company’s independent auditors from our formation in 2001 until they were dismissed by us on August 22, 2002. Grant Thornton LLP served as our independent auditors from December 3, 2002 until they were dismissed by us on February 8, 2004. Effective February 8, 2004, the Board of Directors, based on the approval and recommendation of the Audit Committee, has selected Deloitte & Touche, LLP as our independent auditors. Deloitte & Touche, LLP will audit our financial statements for the year ended December 31, 2003.

      The following table lists the fees for services rendered by our independent auditors for 2003 and 2002:

Services	2003	2002

Audit Fees(1)	$226,700	$222,305
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,000	20,136
All Other Fees(4)	—	—

Total	$236,700	$242,441

(1)	Audit fees billed in 2003 and 2002 consisted of audit of the Company’s annual financial statements, acquisition audits, reviews of the Company’s quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the Securities and Exchange Commission.

(2)	Audit-related fees billed in 2003 and 2002 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2003 or 2002.

      The Audit Committee has determined that the provision by Grant Thornton LLP of non-audit services for us in 2003 is compatible with Grant Thornton’s maintaining its independence.

      The Audit Committee has approved Deloitte & Touche, LLP and Grant Thornton LLP to perform the following non-audit services for us during 2004:

      • Consultations and consents related to SEC filings and registration statements

      • Consultation of accounting matters

      • Tax planning and tax compliance for the U.S. income and other taxes

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of documents filed:

(1) The consolidated financial statements of the Company included in this report are set forth in Item 8.

(2) Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2002 is submitted herewith:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	47

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits. The following exhibits are filed as part of this document:

Item
No.	Description

1.1	Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

Item
No.	Description

10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November [ ], 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

      Current Report on Form 8-K, dated September 23, 2003 and filed with the Commission on September, 2003, reporting under Item 5 the resignation of the Company’s Chief Financial Officer and the appointment of an interim Chief Financial Officer.

      Current Report on Form 8-K, dated September 25, 2003 and filed with the Commission on October 9, 2003, reporting under Items 2 and 7 the disposition of the Pahrump Valley Junction Shopping Center property.

      (c) See exhibit index included above.

      (d) None

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 22, 2004 by the undersigned, thereunto duly authorized.

T-REIT, INC.

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	April 22, 2004

/s/ DIANA M. LAING Diana M. Laing	Chief Financial and Accounting Officer	April 22, 2004

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	April 22, 2004

/s/ W. BRAND INLOW W. Brand Inlow	Director	April 22, 2004

EXHIBIT INDEX

Item
No.	Description

1.1	Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

Item
No.	Description

10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November [ ], 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002