Form 10-Q
period 2004-03-31
T REIT INC
filed 2004-05-17
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or
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

N/A

(Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of May 14, 2004, there were 4,642,553 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying March 31, 2004 and 2003 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$7,042,000	$15,747,000
Investments in unconsolidated real estate	25,607,000	19,331,000

	32,649,000	35,078,000
Cash and cash equivalents	858,000	12,189,000
Investment in marketable securities	181,000	—
Accounts receivable, net	106,000	37,000
Accounts receivable from related parties	480,000	538,000
Real estate deposits	126,000	11,000
Other assets, net	330,000	870,000
Note receivable	9,345,000	647,000

Total assets	$44,075,000	$49,370,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$876,000	$1,635,000
Distributions payable	319,000	318,000
Security deposits and prepaid rent	54,000	59,000
Notes payable	4,332,000	9,250,000

	5,581,000	11,262,000

Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,646,000 outstanding at March 31, 2004 and December 31, 2003	47,000	47,000
Additional paid-in capital	41,265,000	41,265,000
Treasury stock, 74,000 shares at March 31, 2004 and December 31, 2003	(675,000)	(675,000)
Distributions in excess of earnings	(2,143,000)	(2,529,000)

Total shareholders’ equity	38,494,000	38,108,000

Total liabilities and shareholders’ equity	$44,075,000	$49,370,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

		As Restated

	(Unaudited)
Revenues
Rental income	$246,000	$234,000

	246,000	234,000
Expenses
Rental expenses	37,000	63,000
General and administrative	91,000	112,000
Depreciation and amortization	37,000	37,000
Interest (including amortization of deferred financing fees)	74,000	62,000

	239,000	274,000

Income (loss) before other income and discontinued operations	7,000	(40,000)
Other income
Interest income	40,000	24,000
Dividend income	40,000	—
Gain on sale of marketable securities	47,000	—
Equity in earnings of unconsolidated real estate	280,000	558,000

Income from continuing operations before discontinued operations	414,000	542,000
Gain (loss) on sale of real estate investments	822,000	(191,000)
Income from discontinued operations — property held for sale, net	105,000	221,000

Net income	$1,341,000	$572,000

Net income per common share:
Basic and diluted:
Continuing operations	$0.08	$0.11

Discontinued operations	$0.20	$0.01

Total net income per common share	$0.28	$0.12

Weighted average common shares outstanding — basic and diluted	4,646,000	4,696,000
Dividends declared per share	$0.21	$0.21
Distributions declared	$955,000	$965,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004
(Unaudited)

		Common	Additional		Distributions
	Number of	Stock Par	Paid-In	Treasury	in Excess of
	Shares	Value	Capital	Stock	Earnings	Total

BALANCE — January 1, 2004	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,529,000)	$38,108,000
Distributions	—	—	—	—	(955,000)	(955,000)
Net income	—	—	—	—	1,341,000	1,341,000

BALANCE — March 31, 2004	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,143,000)	$38,494,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,341,000	$572,000
Adjustments to reconcile net income to net cash used in operating activities
Equity in earnings of unconsolidated real estate	(280,000)	(558,000)
Gain (loss) on sale of real estate investments	(822,000)	191,000
Gain on sale of marketable securities	(47,000)	—
Depreciation — continuing operations	37,000	37,000
Depreciation — discontinued operations	17,000	171,000
Change in operating assets and liabilities:
Accounts receivable, net	(69,000)	18,000
Accounts receivable from related parties	58,000	(79,000)
Other assets, net	354,000	(327,000)
Accounts payable and accrued liabilities	(600,000)	3,000
Security deposits and prepaid rent	(6,000)	(35,000)

Net cash used in operating activities	(17,000)	(7,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(2,368,000)	—
Purchase of real estate operating properties	—	(8,912,000)
Purchase of land	(1,619,000)	—
Purchase of investments in unconsolidated real estate	(5,996,000)	(5,025,000)
Real estate property improvements	(39,000)	—
Proceeds from disposition of property	2,452,000	3,843,000
Proceeds from sale of marketable securities	2,235,000	—
Collections of notes receivable	2,000	2,000
Real estate deposits applied to purchases	(115,000)	3,354,000

Net cash used in investing activities	(5,448,000)	(6,738,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	5,000,000
Principal payments on notes payable	(4,918,000)	(2,952,000)
Borrowings on line of credit	500,000	—
Repayments on line of credit	(500,000)	—
Distributions paid	(955,000)	(964,000)
Deferred financing costs	7,000	123,000

Net cash (used in) provided by financing activities	(5,866,000)	1,207,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,331,000)	(5,538,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$858,000	$591,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$199,000	$425,000

Income taxes	$3,000	$13,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Note receivable due to sale of property	$8,700,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2004, the Company owned real estate investments consisting of one consolidated property and interests in nine unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

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

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and T REIT, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. This report should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the Company’s determination of the relative fair values of these assets. Factors considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. The Company also estimates costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancellable terms of the respective leases.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Marketable Securities

      Marketable securities are carried at fair value and consisted of an investment in a public REIT.

Allowance for Uncollectible Billed and Unbilled Receivables

      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At March 31, 2004 and December 31, 2003, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

      As of March 31, 2004, the Company has investments in five properties located in the State of Texas, two properties located in the State of California, two properties located in the State of Nevada and one property located in the State of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the economy of each of these States. No single tenant accounted for a significant portion of the Company’s rental income.

Fair Value of Financial Instruments

      The Company believes that the March 31, 2004 and December 31, 2003 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

      The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

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

Real Estate Deposits

      Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At March 31, 2004, all deposits will be applied to the acquisition of properties in subsequent periods.

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

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2004 and year ended December 31, 2003 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the earnings to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of 101,000 warrants at March 31, 2004 and December 31, 2003 and stock options.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2004 and December 31, 2003 and the revenues and expenses for each of the periods. Actual results could differ from those estimates.

Stock Options

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003

Actual net income	$1,341,000	$572,000
Pro forma compensation expense	170,000	119,000

Pro forma net income	$1,171,000	$453,000

Actual net income per share — basic and diluted	$0.28	$0.12

Pro forma net income per share — basic and diluted	$0.25	$0.10

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.01 per option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 3.83% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a 0% volatility rate.

      The weighted average remaining contractual life of all options outstanding at March 31, 2004, was approximately 8.96 years.

Segments

      The Company reports utilizes one segment to report the results of its financial operations.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties

      The Company’s consolidated properties consist of the following:

	March 31,	December 31,
	2004	2003

Buildings and tenant improvements	$5,796,000	$15,160,000
Land	1,488,000	1,012,000

	7,284,000	16,172,000
Less: accumulated depreciation	(242,000)	(425,000)

	$7,042,000	$15,747,000

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 31, 2004, the Company owned one consolidated property:

           University Heights Business Park, San Antonio, Texas

Acquisitions

Land — Gateway Mall — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from another unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease.

Dispositions

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Triple Net Properties, Realty, Inc. (“Realty”), an affiliate of the Advisor, of $339,000, or 2.9% of the selling price.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. The Company had the following investments in unconsolidated real estate at March 31, 2004:

		Percentage	Company’s
Property	Location	Owned	Investment

Reno Trademark Building	Reno, NV	40.0%	$1,152,000
County Center Building	Temecula, CA	16.0%	438,000
City Center West “A” Building	Las Vegas, NV	89.1%	7,825,000
Pacific Corporate Park	Lake Forest, CA	22.8%	1,952,000
Congress Center	Chicago, IL	10.2%	4,741,000
Titan Building and Titan Plaza	San Antonio, TX	48.5%	1,827,000
Saddleback Financial Center	San Antonio, TX	25.0%	798,000
Enclave Parkway	Houston, TX	3.3%	456,000
AmberOaks III	Austin, TX	75.0%	6,418,000

			$25,607,000

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed combined historical financial information of investments in unconsolidated real estate as of March 31, 2004 is as follows:

As of
March 31,
2004

Assets (primarily real estate)	$270,457,000

Mortgages notes payable	174,481,000
Other liabilities	2,368,000
Equity	93,608,000

Total liabilities and equity	$270,457,000

Company’s share of equity	$25,607,000

Revenues	$8,836,000
Expenses	7,378,000

Net income	$1,458,000

Company’s equity in earnings	$280,000

Acquisitions

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through it wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for AmberOaks was $22,965,000. The Company’s total investment was $6,462,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the Prime Rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

4.	Accounts Receivable from Related Party

      At March 31, 2004 and December 31, 2003, the Advisor owed the Company $460,000 and $520,000 for amounts due under an indemnification agreement (See Note 12).

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets

      Other assets as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31,	December 31,
	2004	2003

Loan impounds and reserves	$174,000	$574,000
Deferred rent receivable	61,000	75,000
Lease commissions, net of accumulated amortization of $9,000 at December 31, 2003	—	75,000
Loan fees, net of accumulated amortization of $28,000 at March 31, 2004 and $48,000 at December 31, 2003, respectively	87,000	145,000
Prepaid expenses	7,000	—
Other assets	1,000	1,000

Total other assets, net	$330,000	$870,000

6.	Notes Receivable

      The Company issued a note for $8,700,000 in conjunction with the sale of Gateway Mall. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. The Company also holds an existing note with a balance of $645,000 and $647,000 at March 31, 2004 and December 31, 2003, respectively. The note is secured by a first deed of trust on a real estate property, with interest at 8.5% per annum. All accrued, unpaid interest and principal is due December 2006.

7.	Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points (4.5% at March 31, 2004 and December 31, 2003). The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of March 31, 2004 and December 31, 2003, respectively, the Company had no amounts outstanding under the line of credit.

8.	Notes Payable

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party. Pursuant to the sale agreement, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000.

9.	Shareholder’s Equity

Share Repurchase Program

      Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to request the repurchase of their common stock by the Company subject to various limitations. Repurchases are made at the sole discretion of the Board of Directors. To be eligible to request a repurchase, a shareholder must offer for resale at least 25% of the total number of his shares of common stock and must have owned the shares for at least one year.

      The price paid by the Company per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases are effected by the Company on or about the last day of each

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations. The Company did not repurchase any shares during the three months ended March 31, 2004 and repurchased 50,000 shares of common stock for $455,000 during the year ended December 31, 2003.

Warrants

      The Company agreed to sell to NNN Capital Corp., the dealer manager of the Company’s initial public offering which is solely owned by Anthony Thompson, the Company’s Chief Executive Officer, one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio, or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager paid the Company $0.0008 for each warrant.

      The holder of a warrant is entitled to purchase one share of common stock from the Company at a price of $12.00 per share at any time from February 22, 2001 to February 22, 2005. A warrant may not be exercised unless the shares to be issued upon the exercise of the warrant have been registered or are exempt from registration in the state of residence of the warrant owner. Warrants are not exercisable until one year from the date of issuance. In addition, holders of warrants may not exercise the warrants to the extent such exercise would jeopardize the Company’s status as a REIT under the federal tax laws. Warrant holders may not vote on Company matters and are not entitled to receive distributions.

      The terms of the warrants (including the exercise price, the number and type of securities issuable upon their exercise, and the number of such warrants) may be adjusted pro-rata in the event of stock dividends, subdivisions, combinations and reclassification of shares or the issuance to stockholders of securities entitling them to purchase shares or securities convertible into shares. The terms of the warrants also may be adjusted if the Company engages in a merger or consolidation transaction or if all or substantially all of the assets are sold. Warrants are not transferable or assignable except by the dealer manager, the broker-dealers participating in the offering or to individuals who are both officers and directors or licensed representatives of such entities. Exercise of the warrants is governed by the terms and conditions set forth in the dealer manager agreement and in the warrant.

      As of March 31, 2004 and December 31, 2003, there were 101,000 outstanding warrants held by soliciting dealers that sold the Company’s shares. No warrants had been exercised to date. The Company applies the fair value method of accounting for the warrants in accordance with SFAS 123.

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

      In February 2000, the Company adopted stock option plans (the “Plans”) for (1) independent and outside directors and (2) its officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock,

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, affiliates of the Advisor and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 700,000 shares for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of March 31, 2004, options for a total of 485,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

			Weighted
		Range of	Average
	Number	Exercise	Exercise
Options Outstanding	of Shares	Prices	Price

December 31, 2003	165,000	$9.05	$9.05
Granted	320,000	9.05	9.05

March 31, 2004	485,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

		Wtd Avg	Wtd Avg		Wtd Avg
		Remaining	Exercise Price —		Exercise Price —
Range of	Number	Contractual	Outstanding	Number	Exercisable
Exercise Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$9.05	485,000	9.00	$9.05	90,000	$9.05

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 8.25% dividend yield, a 3.83% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a 0% volatility rate. The fair value at March 31, 2004 was $1.01.

      The weighted average remaining contractual life of all options outstanding at March 31, 2004, was approximately 8.96 years.

10.	Future Minimum Rent

      The Company has operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses.

      A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2004 and 2003, the amount of contingent rent earned by the Company was not significant.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Advisory Agreement and Related Party Transactions

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement. As described below, there were no amounts paid to the Advisor for services provided during the three months ended March 31, 2004 and 2003.

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

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. The Company incurred $20,000 and $88,000 in property management fees for the three months ended March 31, 2004 and March 31, 2003, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the three months ended March 31, 2004 and 2003.

Real Estate Commissions

      As discussed in Note 3, the Company paid Realty real estate sales commissions of $924,000 in connection with the Company’s real estate acquisitions and dispositions during the three months ended March 31, 2004.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Litigation

      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants wilfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

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

Lease

      In connection with the sale of the Christie Building in November 2001, the Company agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, the Company is obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, the Company is also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guaranty, the Advisor agreed to indemnify the Company against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building where the current tenant’s lease had expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, the Company has accrued $590,000 related to its obligations under the guaranty at March 31, 2004. The Company has no collateral; however it has recourse against the Advisor under the indemnity agreement. The Company has been reimbursed by the Advisor for all amounts paid under the guarantee and expects to be reimbursed by the Advisor in connection with the indemnity agreement for the full amount of its obligation.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      The Company’s other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

13.	Discontinued Operations — Property Held for Sale

      Property sold during the three months ended March 31, 2004, consisted of Gateway Mall, as discussed in Footnote 3. The results of their operations were reclassified to discontinued operations for the three months ended March 31, 2004 and 2003. Also included in discontinued operations for the three months ended March 31, 2003, were the following properties that were sold during 2003, North Star, Thousand Oaks and Pahrump.

14.	Restatement

      The 2003 amounts have been restated to reflect the reclassification of discontinued operations and the loss on sale of real estate due to the reallocation of the property basis.

15.	Subsequent Events

Acquisitions

Oakey Building — Las Vegas, Nevada

      On April 2, 2004, through its wholly-owned subsidiary, TREIT — NNN Oakey Building 2003, LLC, the Company purchased a 9.761% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. The total purchase price for the Oakey Building was $8,270,000. The Company’s total investment was $670,000. The purchase was financed by $4,000,000 in borrowings under a secured mortgage with Ivan Halaj and Vilma Halaj Inter Vivos Trust. The mortgage requires principal and interest payments at a fixed interest rate of 10% until the due date of April 1, 2005. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a 104,000 square foot Class A office building located in Las Vegas, Nevada.

Management

      Effective April 22, 2004, Diana M. Laing resigned her position as the Company’s Chief Financial Officer and the Board of Directors appointed Richard Hutton as Interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as our interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the Advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

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

Overview

      The Company was organized in December 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a REIT for federal and state income tax purposes. Triple Net Properties, LLC (the “Advisor”) has been retained to manage, for a fee, the Company’s day to day affairs, subject to the supervision of the Company’s Board of Directors.

      As of March 31, 2004, the Company owned one consolidated office/industrial property and interests in nine unconsolidated properties, including seven office and two office/industrial properties. Comparability between 2004 and 2003 is limited due to the number of acquisitions and dispositions during these two years.

Acquisitions in the Three Months Ended March 31, 2004

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through it wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for AmberOaks was $22,965,000. The Company’s total investment was $6,462,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the Prime Rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

Land — Gateway Mall — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from another unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease.

Dispositions in the Three Months Ended March 31, 2004

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a total consideration of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 at which time gross proceeds of approximately $46,395,000 had been received from the sale of 4,720,000 shares. Through March 31, 2004, the Company had repurchased 24,000 shares pursuant to its Repurchase Plan.

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

Purchase Price Allocation

      Property acquisitions since July 1, 2001, have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

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

Investment In Unconsolidated Real Estate

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

Qualification as a REIT

      The Company has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. The Company’s qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Internal Revenue Code provisions subject to interpretation.

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

Results of Operations

      The Company’s operating results are primarily comprised of income derived from its portfolio of properties. Because of the significant property acquisitions and dispositions throughout the three months ended March 31, 2004 and the year ended December 31, 2003, the comparability of financial data from period to period will be limited.

Three Months Ended March 31, 2004 and March 31, 2003

      Rental Income. Rental income increased by $12,000 or 5.1% to $246,000 for the three months ended March 31, 2004 compared to rental income of $234,000 for the three months March 31, 2003. This increase was due to rent increases throughout 2003.

      Interest Income. Interest income increased by $16,000 or 66.7% to $40,000 for the three months ended March 31, 2004 compared to interest income of $24,000 for the three months ended March 31, 2003. This increase was primarily due to the interest on the Moffat note receivable due to the sale of Gateway Mall.

      Dividend Income. Dividend income of $40,000 was due to the return on investments in marketable securities.

      Rental Expenses. Rental expenses decreased by $26,000 or 41.3% to $37,000 for the three months ended March 31, 2004 compared to rental expense of $63,000 for the three months ended March 31, 2003. This decrease was due to the difference in management fees paid in the three months ended March 31, 2004.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses decreased by $21,000 or 18.8% to $91,000 for the three months ended March 31, 2004 compared to general and administrative expense of $112,000 for the three months ended March 31, 2003.

      Interest Expense. Interest expense increased by $12,000, or 19.4% to $74,000 for the three months ended March 31, 2004 compared with $62,000 for the three months ended March 31, 2003. The increase was due to interest payments on draws on the line of credit.

      Equity in Net Earnings of Unconsolidated Real Estate. Equity in earnings of unconsolidated real estate decreased by $278,000, or 49.8% to $280,000 for the three months ended March 31, 2004 compared with $558,000 for the three months ended March 31, 2003. The majority of the decrease was due to finalization of purchase price adjustments and related depreciation and amortization of the assets for the acquisitions of unconsolidated real estate.

      Income From Discontinued Operations — Property Held For Sale. Income from discontinued operations represents the net operating results of one property sold during the three months ended March 31, 2004 through the date of sale, including interest expense and depreciation related to this property. Income from discontinued operations decreased $116,000 or 52.5% to $105,000 for the three months ended March 31, 2004 compared to $221,000 for the three months ended March 31, 2003 primarily due to the results of the various properties sold.

      Gain (loss) on sale of real estate investments. Gain on the sale of real estate investments was $822,000 for the three months ended March 31, 2004 and was due to the sale of Gateway Mall on March 18, 2004. Loss on the sale of real estate investments was $191,000 for the three months ended March 31, 2003 and was due to the sale of North Star Shopping Center.

      Net Income from continuing operations before discontinued operations. Net income from continuing operations before discontinued operations decreased by $128,000, or 23.4% to $414,000 or $0.08 per share basic and diluted for the three months ended March 31, 2004 compared to net income before discontinued operations $542,000 or $0.11 per share basic and diluted for the three months ended March 31, 2003.

      Net Income. Net income was $1,341,000 or $0.28 per share basic and diluted for the three months ended March 31, 2004 compared to $572,000 or $0.12 per share basic and diluted for the three months ended March 31, 2003. Dividends declared were $955,000 or $.21 per share for the three months ended March 31, 2004 compared to $965,000 or $0.21 per share for the three months ended March 31, 2003.

Liquidity and Capital Resources

Line of Credit

      On September 3, 2003 the Company entered into an agreement with Fleet National Bank for an unsecured line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points. The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of March 31, 2004 and December 31, 2003, respectively, the Company had no amounts outstanding under the line of credit.

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

      Cash flows used in operating activities for the three months ended March 31, 2004, was $17,000 compared with cash flows used in operating activities of $7,000 for the three months ended March 31, 2003. The decrease in cash flows used in operating activities was substantially attributable to the payment of semi-annual real estate taxes in March 2004.

      Cash flows used in investing activities for the three months ended March 31, 2004, was $5,448,000 compared with cash flows used in investing activities of $6,738,000 for the three months ended March 31, 2003. The decrease in cash flows used in investing activities was substantially attributable to the purchase of $2,368,000 of marketable securities in 2004, purchase of land for $1,619,000 in 2004, purchase of investments in unconsolidated real estate of $5,996,000 in 2004, offset in part by the sale of marketable securities of $2,235,000 in 2004.

      Cash flows used in financing activities for the three months ended March 31, 2004 was $5,866,000 compared with cash flows provided by financing activities of $1,207,000 for the three months ended March 31, 2003. The increase in cash flows used in financing activities was substantially attributable to the payment of debt of $4,918,000 for property that was sold in 2004 and the issuance of new debt of $5,000,000 in 2003.

Liquidity

      At March 31, 2004, the Company had approximately $1,039,000 in cash and marketable securities. The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances, debt financings and/or asset dispositions.

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

Subsequent Events

Acquisitions

Oakey Building — Las Vegas, Nevada

      On April 2, 2004, through its wholly-owned subsidiary, TREIT — NNN Oakey Building 2003, LLC, the Company purchased a 9.761% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. The total purchase price for the Oakey Building was $8,270,000. The Company’s total investment was $670,000. The purchase was financed by $4,000,000 in borrowings under a secured mortgage with Ivan Halaj and Vilma Halaj Inter Vivos Trust. The mortgage requires principal and interest payments at a fixed interest rate of 10% until the due date of April 1, 2005. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a 104,000 square foot Class A office building located in Las Vegas, Nevada.

Management

      Effective April 22, 2004, Diana M. Laing resigned her position as the Company’s Chief Financial Officer and the Board of Directors appointed Richard Hutton as Interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as our interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the Advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

Funds From Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the definition of the National Association of Real Estate Investment Trusts, or NAREIT, as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (1) sales of investment property and (2) extraordinary items.

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

      The Company’s FFO reporting complies with NAREIT’s policy described in the preceding paragraph. Following is the calculation of FFO for the three months ended March 31, 2004 and March 31, 2003:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income	$1,341,000	$572,000
Add:
Depreciation — continuing operations	37,000	37,000
Depreciation — discontinued operations	17,000	171,000
Depreciation — unconsolidated real estate operating properties	737,000	304,000
Less:
Gain/(Loss) on Sale of property	822,000	(191,000)

Funds from operations	$1,310,000	$1,275,000

Weighted average common shares outstanding
Basic and diluted	4,646,000	4,696,000

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

Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal payments of fixed rate debt and scheduled interest, payments of the fixed rate debt at March 31, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — fixed rate debt	$46,000	$134,000	$4,152,000	$—	$4,332,000
Interest payments — fixed rate debt	173,000	449,000	219,000	—	841,000

Total	$219,000	$583,000	$4,371,000	$—	$5,173,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

	As of March 31,
	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$46,000	$65,000	$69,000	$72,000	$4,080,000	$—	$4,332,000
Average interest rate on maturing fixed rate debt	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%

      The fair estimated value of the Company’s debt approximates its March 31, 2004 carrying amount.

      Approximately $4,332,000 or 100% of the Company’s mortgages payable at March 31, 2004, have fixed interest rates averaging 5.25%. An increase in interest rates of 0.25% on the Company’s variable rate mortgage loans would not significantly impact earnings due to current market interest rates being substantially below the floor interest rates on these mortgage loans.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants wilfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      Other than the above, to the Company’s knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to or of which any of its properties is the subject.

Item 2.	Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)

Item
No.	Description

3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2003 and incorporated herein by reference)

Item
No.	Description

10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT-Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following 8-K Reports were filed during the quarter ended March 31, 2004:

On January 15, 2004, the Company filed a Current Report on Form 8-K dated January 1, 2004 to report the appointment of Diana M. Laing as the Company’s Chief Executive Officer.

On February 4, 2004, the Company filed a Current Report on Form 8-K dated January 22, 2004 to report the acquisition of AmberOaks in Austin, Texas.

On February 12, 2004, the Company filed a Current Report on Form 8-K dated February 8, 2004 to report the dismissal of Grant Thornton LLP as its independent certified public accountant the appointment of Deloitte & Touche, LLP as its independent certified public accountant.

On February 19, 2004, the Company filed a Current Report on Form 8-K/ A dated January 20, 2004 to correct the date of acquisition of AmberOaks in Austin, Texas.

On March 29, 2004, the Company filed a Current Report on Form 8-K/ A dated January 20, 2004 to report the required Item 7 financial statements with respect to the Company’s acquisition of AmberOaks in Austin, Texas.

On March 29, 2004, the Company filed a Current Report on Form 8-K dated March 18, 2004 to report the disposition of Gateway Mall in Bismarck, North Dakota and to file the required Item 7 pro forma financial statements.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD T. HUTTON, JR.

Richard T. Hutton, Jr.
Interim Chief Financial Officer

Date: May 17, 2004

EXHIBIT INDEX

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

Item
No.	Description

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT-Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.