Form 10-K/A
period 2003-12-31
T REIT INC
filed 2004-06-30
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

T REIT, INC.

(A VIRGINIA CORPORATION)

Explanatory Note

      The Company is filing Amendment No. 1 to its Form 10-K in order to correct its reporting of “Selected Financial Data,” “Quantitative and Qualitative Disclosures About Market Risk” and several other non-substantive errors.

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

      Distribution amounts depend on the Company’s funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors our Board of Directors deem relevant.

Equity Compensation Plan Information

      The Company’s equity compensation plan information is as follows:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	165,000	$9.05	635,000
Equity compensation plans not approved by security holders	—		—

Total	165,000		635,000

(1)	Each of the Independent Director and Officer/Employee Stock Option Plans was approved at the Company’s annual shareholders meeting held on June 28, 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

T REIT, INC.

	As of December 31,

Selected Financial Data(1)	2003	2002	2001

BALANCE SHEET DATA:
Total Assets	$49,369,932	$67,768,903	$45,441,357
Mortgage loans payable	9,250,278	28,090,125	24,737,461
Shareholders’ equity	38,107,802	38,215,638	19,765,423

	Years Ended December 31,

	2003	2002	2001

OPERATING DATA:
Total revenues	$2,645,303	$586,814	$197,044
Income (loss) from continuing operations before discontinued operations	1,012,352	1,037,937	(312,155)
Net income (loss)	4,189,268	2,293,758	(463,632)
Net income (loss) per common share, basic and diluted(2):
Income (loss) from continuing operations	$0.22	$0.26	$(0.22)
Income (loss) from discontinued operations	0.68	0.31	(0.11)
Net income (loss)	0.90	0.57	(0.33)
OTHER DATA:
Cash flows provided by (used in) operating activities	$2,326,966	$2,289,548	$(1,241,850)
Cash flows provided by (used in) investing activities	26,752,355	(19,278,632)	(7,491,774)
Cash flows provided by (used in) financing activities	(23,019,465)	19,471,393	12,132,706
Distributions declared	3,842,602	3,310,870	1,145,621
Funds from operations(2)(3)	3,308,181	2,826,049	307,943

(1)	The selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Certain amounts in the prior years have been reclassified as discontinued operations related to properties disposed of in 2003.

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

      FFO is calculated as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$4,189,268	$2,293,757	$(463,632)
Add:
Depreciation — continuing operations
Consolidated properties	369,387	64,455	—
Unconsolidated properties	1,260,874	607,124	—
Depreciation — discontinued operations	102,175	74,064	593,627
(Gain) loss on sale of investments in real estate and unconsolidated real	(2,613,523)	(213,352)	177,948

Funds from operations	$3,308,181	$2,826,048	$307,943

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Cash flows provided by investing activities for the year ended December 31, 2003 were approximately $27,000,000, compared with cash flows used in investing activities of approximately $19,000,000 for the year ended December 31, 2002. The increase in cash flows provided by investing activities of $46,000,000 was substantially attributable to an increase of $34,400,000 in proceeds from the sale of property in 2003 compared with 2002, and a reduction in investments in consolidated and unconsolidated real estate of $6,200,000.

      Cash flows used in financing activities for the year ended December 31, 2003 was approximately $23,000,000, compared with cash flows provided by financing activities of approximately $19,000,000 for the year ended December 31, 2002. The increase in cash flows used in financing activities of $42,000,000 was substantially attributable to the repayment of $23,000,000 of notes payable secured by properties that were sold in 2003. In addition, approximately $19,000,000 was generated from the issuance of common shares in 2002.

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

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$61,486	$65,141	$68,344	$71,704	$4,079,165	$—	$4,345,840
Average interest rate on maturing fixed rate debt	5.25%	5.25%	5.25%	5.25%	5.25%	—	5.25%
Variable rate debt	$99,784	$103,261	$4,701,393	$—	$—	$—	$4,904,438
Average interest rate on maturing variable rate debt	3.27%	3.27%	3.27%	—	—	—	3.27%

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

	2003	2004	2005	2006	2007	Thereafter	Total

Fixed rate debt	$275,842	$297,189	$320,191	$344,977	$371,686	$13,330,240	$14,940,125
Average interest rate on maturing debt	7.43%	7.43%	7.43%	7.43%	7.43%	7.43%	7.43%
Variable rate debt	$58,810	$8,812,018	$65,401	$68,969	$72,731	$4,072,071	$13,150,000
Average interest rate on maturing debt	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

      The fair estimated value of the Company’s debt approximates its December 31, 2002 carrying amount.

      Approximately $4,904,000 or 53% of the Company’s mortgages payable at December 31, 2003, have variable interest rates averaging 3.27%. In comparison, approximately $13,150,000 or 47% of the Company’s mortgages payable at December 31, 2002 had variable interest rates averaging 6.75%. An increase in interest rates of 0.25% on the Company’s variable rate mortgage loans would not significantly impact earnings due to current market interest rates being substantially below the floor interest rates on these mortgage loans.

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

Irvine, California

March 19, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

T REIT, Inc.

      We have audited the consolidated statements of operations, shareholders’ equity and cash flows of T REIT, Inc., a Virginia corporation, and subsidiary (the “Company”) for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of T REIT, Inc. and subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

(3) Exhibits. The following exhibits are filed as part of this document:

Item
No.	Description

1.1	Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

Item
No.	Description

10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November [ ], 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

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

      (c) See exhibit index included above.

      (d) None

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 30, 2004 by the undersigned, thereunto duly authorized.

T-REIT, INC.

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	June 30, 2004

/s/ RICHARD T. HUTTON, JR. Richard T. Hutton, Jr.	Interim Chief Financial and Accounting Officer	June 30, 2004

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	June 30, 2004

/s/ W. BRAND INLOW W. Brand Inlow	Director	June 30, 2004

EXHIBIT INDEX

Item
No.	Description

1.1	Dealer Manager Agreement between T REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and TREIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and TREIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

Item
No.	Description

10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement no Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November [ ], 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2002 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to TREIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC, and WREIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002