Form 10-Q
period 2004-06-30
T REIT INC
filed 2004-08-16
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

          As of August 16, 2004, there were 4,643,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying June 30, 2004 and 2003 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in our Annual Report on Form 10-K/ A previously filed with the Securities and Exchange Commission.

T REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$7,008,000	$15,747,000
Investments in unconsolidated real estate	25,741,000	19,331,000

	32,749,000	35,078,000
Cash and cash equivalents	346,000	12,189,000
Investment in marketable securities	465,000	—
Accounts receivable, net	96,000	37,000
Accounts receivable from related parties	418,000	538,000
Real estate deposits	—	11,000
Other assets, net	363,000	870,000
Note receivable	9,339,000	647,000

Total assets	$43,776,000	$49,370,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$868,000	$1,635,000
Distributions payable	318,000	318,000
Security deposits and prepaid rent	54,000	59,000
Notes payable	5,071,000	9,250,000

	6,311,000	11,262,000
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,643,000 and 4,646,000 outstanding at June 30, 2004 and December 31, 2003, respectively	47,000	47,000
Additional paid-in capital	41,265,000	41,265,000
Treasury stock, 77,000 shares and 74,000 at June 30, 2004 and December 31, 2003, respectively	(707,000)	(675,000)
Distributions in excess of earnings	(3,131,000)	(2,529,000)
Other comprehensive loss	(9,000)	—

Total shareholders’ equity	37,465,000	38,108,000

Total liabilities and shareholders’ equity	$43,776,000	$49,370,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(As restated)		(As restated)
Revenues
Rental income	$239,000	$272,000	$485,000	$506,000

	239,000	272,000	485,000	506,000
Expenses
Rental expenses	96,000	61,000	133,000	124,000
General and administrative	265,000	221,000	356,000	333,000
Depreciation and amortization	38,000	37,000	75,000	74,000
Interest (including amortization of deferred financing fees)	79,000	63,000	153,000	125,000

	478,000	382,000	717,000	656,000

Loss before other income and discontinued operations	(239,000)	(110,000)	(232,000)	(150,000)
Other income
Interest income	139,000	41,000	179,000	65,000
Dividend income	21,000	—	61,000	—
Gain on sale of marketable securities	3,000	—	50,000	—
Equity in earnings of unconsolidated real estate	55,000	406,000	335,000	964,000

Income (loss) from continuing operations before discontinued operations	(21,000)	337,000	393,000	879,000
Gain (loss) on sale of real estate investments	(9,000)	—	813,000	(191,000)
Income (loss) from discontinued operations — property held for sale, net	(4,000)	546,000	101,000	767,000

Net income (loss)	$(34,000)	$883,000	$1,307,000	$1,455,000

Net income (loss) per common share:
Basic and diluted:
Continuing operations	$(0.01)	$0.07	$0.08	$0.18
Discontinued operations	$(0.00)	$0.12	$0.20	$0.12

Total net income (loss) per common share	$(0.01)	$0.19	$0.28	$0.30

Diluted:
Weighted average common shares outstanding — basic	4,643,000	4,695,000	4,644,000	4,696,000
Weighted average common shares outstanding — diluted	4,643,000	4,704,000	4,644,000	4,696,000
Dividends declared per share	$0.21	$0.21	$0.41	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

		Common	Additional		Distributions	Accumulated Net
	Number of	Stock Par	Paid-In	Treasury	in Excess of	Comprehensive
	Shares	Value	Capital	Stock	Earnings	Income/(Loss)	Total

BALANCE — December 31, 2003	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,530,000)	$—	$38,107,000
Net Income	—	—	—	—	1,307,000	—	1,307,000
Comprehensive income (loss)	—	—	—	—	—	(9,000)	(9,000)

Comprehensive income							1,298,000
Distributions	—	—	—	—	(1,908,000)	—	(1,908,000)
Repurchase of Shares	(3,000)	—	—	(32,000)	—	—	(32,000)

BALANCE — June 30, 2004	4,643,000	$47,000	$41,265,000	$(707,000)	$(3,131,000)	$(9,000)	$37,465,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	June 30, 2004	June 30, 2003

		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,307,000	$1,455,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated real estate	(335,000)	(964,000)
(Gain)/ loss on sale of real estate investments	(813,000)	191,000
Gain on sale of marketable securities	(50,000)	—
Depreciation — continuing operations	75,000	74,000
Depreciation — discontinued operations	77,000	203,000
Deferred financing costs	11,000	89,000
Change in operating assets and liabilities:
Accounts receivable	(58,000)	(116,000)
Accounts receivable from related parties	120,000	239,000
Other assets	245,000	(815,000)
Accounts payable and accrued liabilities	(607,000)	(185,000)
Security deposits and prepaid rent	(6,000)	(45,000)

Net cash (used in) provided by operating activities	(34,000)	126,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(4,229,000)	—
Proceeds from sale of marketable securities	3,806,000	—
Purchase of real estate operating properties	—	(8,891,000)
Purchase of investments in unconsolidated real estate	(6,587,000)	(5,025,000)
Distributions received from investments in unconsolidated real estate	1,058,000	1,049,000
Capital expenditures	(1,662,000)	—
Proceeds from disposition of property	2,452,000	3,843,000
Collections of notes receivable	8,000	4,000
Real estate deposits applied to purchases	11,000	3,919,000

Net cash used in investing activities	(5,143,000)	(5,101,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	5,000,000
Principal payments on notes payable	(4,936,000)	(3,059,000)
Borrowings on line of credit	710,000	—
Repayment on line of credit	(500,000)	—
Distributions paid	(1,908,000)	(1,928,000)
Repurchase of shares	(32,000)	(16,000)

Net cash used in financing activities	(6,666,000)	(3,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,843,000)	(4,978,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$346,000	$1,151,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$272,000	$967,000
Income taxes	$5,000	$17,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Note receivable due to sale of property	$8,700,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of June 30, 2004, the Company owned real estate investments consisting of one consolidated property and interests in ten unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

      The Company is externally advised by an affiliated company, Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals. (See Note 9).

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and the wholly owned subsidiaries of the Operating Partnership and variable interest entities that the Company has concluded should be consolidated; all material intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

Interim Financial Data

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/ A as filed with the Securities and Exchange Commission.

Investment in Marketable Securities

      Marketable securities are carried at fair value and consist primarily of investments in marketable common stocks of public REIT’s. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a debt or equity security is temporary in nature, it records the decline as an unrealized loss in stockholders’ equity. If the decline is believed to be other than temporary, the debt or equity security is written down to the carrying value and a realized loss is recorded on the Company’s statement of income. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

Income Taxes

      The Company operates as a real estate investment trust for Federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2004 and the year ended December 31, 2003 and was not subject to any Federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities consist of 101,000 warrants at June 30, 2004 and December 31, 2003 and 425,000 and 165,000 stock options which are accounted for under the treasury method and therefore, did not have a dilutive effect on earnings per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2004 and December 31, 2003 and the revenues and expenses for each of the periods. Actual results could differ from those estimates.

Stock Options

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123 and FAS 148. Had the

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company elected to adopt the expense recognition provisions of FAS 123, the impact on net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Actual net income (loss)	$(34,000)	$883,000	$1,307,000	$1,455,000
Pro forma compensation expense	42,000	13,000	65,000	31,000

Pro forma net income (loss)	$(76,000)	$870,000	$1,242,000	$1,424,000

Actual net income (loss) per share — basic and diluted	$(0.01)	$0.19	$0.28	$0.30

Pro forma net income (loss) per share — basic and diluted	$(0.02)	$0.19	$0.27	$0.30

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.00 per option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.75% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a 0% volatility rate.

      The weighted average remaining contractual life of all options outstanding at June 30, 2004, was 9.01 years.

Segments

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties

      The Company’s investment in consolidated properties at June 30, 2004 and December 31, 2003 is as follows:

	June 30,	December 31,
	2004	2003

Buildings and tenant improvements	$5,800,000	$15,160,000
Land	1,488,000	1,012,000

	7,288,000	16,172,000
Less: accumulated depreciation	(280,000)	(425,000)

	$7,008,000	$15,747,000

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

Land — Gateway Mall — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease.

Dispositions

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. The note was refinanced and the Company received $6,500,000 on July 9, 2004 and issued an adjustable note receivable for $2,200,000 (see Note 5). In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Triple Net Properties, Realty, Inc. (“Realty”), an affiliate of the Advisor, of $339,000, or 2.9% of the selling price.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies. The Company had the following investments in unconsolidated real estate at June 30, 2004:

		Percentage	Company’s
Property	Location	Owned	Investment

City Center West “A” Building	Las Vegas, NV	89.1%	$7,770,000
AmberOaks	Austin, TX	75.0%	5,973,000
Congress Center	Chicago, IL	10.2%	4,662,000
Pacific Corporate Park	Lake Forest, CA	22.8%	1,932,000
Titan Building and Titan Plaza	San Antonio, TX	48.5%	1,886,000
Reno Trademark Building	Reno, NV	40.0%	1,151,000
Saddleback Financial	San Antonio, TX	25.0%	783,000
Oakey Building	Las Vegas, NV	9.8%	699,000
Enclave	Houston, TX	3.3%	447,000
County Center Building	Temecula, CA	16.0%	438,000

			$25,741,000

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed combined historical financial information of investments in unconsolidated real estate as of June 30, 2004 is as follows:

As of June 30,
2004

Assets (primarily real estate)	$278,693,000

Mortgages notes payable	178,266,000
Other liabilities	4,626,000
Equity	95,801,000

Total liabilities and equity	$278,693,000
Company’s share of equity	25,741,000
Revenues	$18,733,000
Rental and other expenses	16,276,000

Net Income	$2,457,000

Company’s equity in earnings	335,000

Acquisitions

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for AmberOaks was $22,965,000. The Company’s total investment was $6,462,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the Prime Rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

Oakey Building — Las Vegas, Nevada

      On April 2, 2004, through its wholly-owned subsidiary, TREIT — NNN Oakey Building 2003, LLC, the Company purchased a 9.761% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. The total purchase price for the Oakey Building was $8,137,000. The Company’s total investment was $670,000. The purchase was financed by $4,000,000 in borrowings under a secured mortgage with Ivan Halaj and Vilma Halaj Inter Vivos Trust. The mortgage requires principal and interest payments at a fixed interest rate of 10% until the due date of April 1, 2005. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a 104,000 square foot Class A office building located in Las Vegas, Nevada.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

      Other assets as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003

Loan impounds and reserves	$216,000	$574,000
Deferred rent receivable	61,000	75,000
Lease commissions, net of accumulated amortization of $9,000 at December 31, 2003	—	75,000
Loan fees, net of accumulated amortization of $36,000 at June 30, 2004 and $48,000 at December 31, 2003, respectively	81,000	145,000
Prepaid expenses	4,000	—
Other assets	1,000	1,000

Total other assets	$363,000	$870,000

5.     Notes Receivable

      The Company issued a note for $8,700,000 in conjunction with the sale of Gateway Mall. The note is secured by a pledge agreement, bears interest at 6% per annum and was due June 14, 2004. The note was refinanced and the Company received $6,500,000 on July 9, 2004 and issued a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s interest paid cannot exceed a total of $522,000 annually between the borrower’s two notes. The interest rate for the $2,200,000 note at July 9, 2004 was 8.6%. The new note is interest only with the balance, including all unpaid interest, due on August 1, 2006.

      Additionally, the Company also holds an existing note with a balance of $640,000 and $647,000 at June 30, 2004 and December 31, 2003, respectively. The note is secured by a first deed of trust on a real estate property, with interest at 8.5% per annum. All accrued, unpaid interest and principal is due December 2006.

6.     Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points (4.5% at June 30, 2004 and December 31, 2003). The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of June 30, 2004, the Company had $755,000 outstanding under the line of credit.

7.     Notes Payable

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party. Pursuant to the sale agreement, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000.

8.     Shareholder’s Equity

Share Repurchase Program

      Effective May 24, 2001 the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to request the repurchase of

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their common stock by the Company subject to various limitations. Repurchases are made at the sole discretion of the Board of Directors. To be eligible to request a repurchase, a shareholder must offer for resale at least 25% of the total number of his shares of common stock and must have owned the shares for at least one year.

      The price paid by the Company per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations. The Company repurchased 3,000 shares for $32,000 during the six months ended June 30, 2004 and repurchased 50,000 shares of common stock for $455,000 during the year ended December 31, 2003.

Stock Option Plans

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123 and FAS 148.

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

      As of June 30, 2004, options for a total of 425,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

		Range of
	Number	Exercise	Weighted Average
Options Outstanding	of Shares	Prices	Exercise Price

December 31, 2003	165,000	$9.05	$9.05
Granted	320,000	9.05	9.05
Cancelled	(60,000)	9.05	9.05

June 30, 2004	425,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

		Wtd Avg	Wtd Avg		Wtd Avg
		Remaining	Exercise Price —		Exercise Price —
Range of	Number	Contractual	Outstanding	Number	Exercisable
Exercise Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$9.05	425,000	9.00	$9.05	160,000	$9.05

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 8.25% dividend yield, a 4.75% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a 0% volatility rate. The fair value at June 30, 2004 was $1.00.

      The weighted average remaining contractual life of all options outstanding at June 30, 2004, was approximately 9.01 years.

9.     Advisory Agreement and Related Party Transactions

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this agreement. As described below, there were no amounts paid to the Advisor for services provided during the three and six months ended June 30, 2004 and 2003.

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

Property Management Fees

      The Company pays Realty property management fees, per the Advisory agreement, for each property managed by Realty. All of the Company’s properties are managed by Realty. The Company incurred $30,000 and $181,000 in property management fees for the six months ended June 30, 2004 and June 30, 2003, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the six months ended June 30, 2004 and 2003.

Real Estate Commissions

      As discussed in Note 3, the Company paid Realty real estate sales commissions of $1,161,000 and $2,000,000 in connection with the Company’s real estate acquisitions and dispositions during the six months ended June 30, 2004 and June 30, 2003, respectively.

10.     Commitments and Contingencies

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

      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust (the “Purchasers”) filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and Triple Net Properties, LLC (collectively, the “Sellers”). The Company, through its wholly owned subsidiary T REIT-Seguin, LLC purchased a 26% interest in the Seguin Corners Shopping Center in November 2000 which was sold to the Purchasers in August 2002. The petition alleges that Sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to Purchasers. Management strongly disagrees with the points outlined in the suit and intends to vigorously defend the action. While management believes that its exposure should be limited by its title insurance coverage with Chicago Title Company, if Purchasers were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

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

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     Discontinued Operations — Property Held for Sale

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2004 and 2003, discontinued operations included the net income of one property sold in 2004 and three properties sold in 2003. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

		(As restated)		(As restated)
Revenues
Rental Income	$27,000	$1,396,000	$356,000	$2,725,000
Interest Income	—	1,000	1,000	1,000

	27,000	1,397,000	357,000	2,726,000
Expenses
Rental expenses	31,000	255,000	57,000	$738,000
General and administrative	—	43,000	(13,000)	59,000
Depreciation and amortization	—	65,000	77,000	203,000
Interest (including amortization of deferred financing fees)	—	488,000	135,000	959,000

	31,000	851,000	256,000	1,959,000

Net income	$(4,000)	$546,000	$101,000	$767,000

12.     Restatement

      As noted in the Company’s 2003 annual report on Form 10K/ A, certain 2003 amounts have been restated to reflect the reclassification of discontinued operations and the loss on sale of real estate due to the reallocation of the property basis.

T REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T REIT, Inc.

Statement of Operations

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	(As restated)	(As reported)	(As restated)	(As reported)
Revenues
Rental income	$272,000	$636,000	$506,000	$1,129,000

	272,000	636,000	506,000	1,129,000
Expenses
Rental expenses	61,000	236,000	124,000	400,000
General and administrative	221,000	252,000	333,000	372,000
Depreciation and amortization	37,000	107,000	74,000	175,000
Interest (including amortization of deferred financing fees)	63,000	94,000	125,000	215,000

	382,000	689,000	656,000	1,162,000

Loss before other income and discontinued operations	(110,000)	(53,000)	(150,000)	(33,000)
Other income
Interest income	41,000	41,000	65,000	65,000
Equity in earnings of unconsolidated real estate	406,000	406,000	964,000	964,000

Income (loss) from continuing operations before discontinued operations	337,000	394,000	879,000	996,000
Gain (loss) on sale of real estate investments	—	—	(191,000)	24,000
Income (loss) from discontinued operations — property held for sale, net	546,000	488,000	767,000	650,000

Net income (loss)	$883,000	$882,000	$1,455,000	$1,670,000

Net income (loss) per common share:
Basic and diluted:
Continuing operations	$0.07	$0.08	$0.18	$0.21
Discontinued operations	$0.12	$0.10	$0.12	$0.14

Total net income (loss) per common share	$0.19	$0.18	$0.30	$0.35

Diluted:
Weighted average common shares outstanding — basic	4,695,000	4,695,000	4,696,000	4,696,000
Weighted average common shares outstanding — diluted	4,704,000	4,704,000	4,696,000	4,700,000
Dividends declared per share	$0.21	$0.21	$0.41	$0.41

Distributions declared	$964,000	$964,000	$1,928,000	$1,928,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Historical results and trends are not necessarily indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/regulatory changes (including changes in Federal and/or state laws governing the taxation of real estate investment trusts (“REIT”)), availability of capital, interest rates, competition and, supply and demand for operating properties in the Company’s current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Overview

      The Company was organized in December 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a REIT for federal and state income tax purposes. To maintain the REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, (the “Code”) to the shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, it would be subject to Federal income tax on its taxable income at regular corporate tax rates. As of June 30, 2004, the Company believes it is in compliance with all relevant REIT requirements.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The advisory agreement between the Company and its advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of its independent directors. The Company’s Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

      As of June 30, 2004, the Company owned one consolidated office/industrial property and interests in ten unconsolidated properties, including eight office and three office/industrial properties. Comparability between 2004 and 2003 is limited due to the number of acquisitions and dispositions during these two years.

Business Strategy

      The Company’s primary business strategy is to actively manage its portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. The Company believes that new real estate investments will have a significant impact on its future results of operations.

      The Company may also sell existing properties and place the proceeds into investments it believes will generate higher long-term value.

Acquisitions in the Six Months Ended June 30, 2004

      The Company acquired an interest in the following properties during the six months ended June 30, 2004; for further discussion on the properties, see Note 3 to the condensed consolidated financial statements.

AmberOaks LP — Austin, Texas – January 20, 2004 – 75%
Land — Gateway Mall — Bismarck, North Dakota – February 27, 2004 – 100%
Oakey Building — Las Vegas, Nevada – April 2, 2004 – 9.8%

Dispositions in the Six Months Ended June 30, 2004

      The Company disposed of the following properties during the six months ended June 30, 2004, for further discussion on the properties, see Note 3 to the condensed consolidated financial statements.

Gateway Mall — Bismarck, North Dakota – March 18, 2004

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and periodically evaluated using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2003.

Factors Which May Influence Results of Operations

Rental Income

      The amount of rental income generated by the Company’s properties depends principally on its ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 at which time gross proceeds of approximately $46,395,000 had been received from the sale of 4,720,000 shares. For the six months ended June 30, 2004 and June 30, 2003, the Company had repurchased 3,000 and 1,739 shares pursuant to its Repurchase Plan, respectively.

Results of Operations

      The Company’s operating results are primarily comprised of income derived from its portfolio of properties. Because of the significant property acquisitions and dispositions throughout the six months ended June 30, 2004 and the year ended December 31, 2003, the comparability of financial data from period to period will be limited.

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003

	Three Months Ended
	June 30,				Six Months Ended June 30,
				Percent				Percent
	2004	2003	Change	Change	2004	2003	Change	Change

	(Unaudited)	(As restated)			(Unaudited)	(As restated)
Revenues
Rental income	$239,000	$272,000	$(33,000)	(12.13)%	$485,000	$506,000	$(21,000)	(4.15)%

	239,000	272,000	(33,000)	(12.13)%	485,000	506,000	(21,000)	(4.15)%
Expenses
Rental expenses	96,000	61,000	35,000	57.38%	133,000	124,000	9,000	7.26%
General and administrative	265,000	221,000	44,000	19.91%	356,000	333,000	23,000	6.91%
Depreciation and amortization	38,000	37,000	1,000	2.70%	75,000	74,000	1,000	1.35%
Interest (including amortization of deferred financing fees)	79,000	63,000	16,000	25.40%	153,000	125,000	28,000	22.40%

	478,000	382,000	96,000	25.13%	717,000	656,000	61,000	9.30%

Loss before other income and discontinued operations	(239,000)	(110,000)	(129,000)	117.27%	(232,000)	(150,000)	(82,000)	54.67%
Other Income
Interest income	139,000	41,000	98,000	239.02%	179,000	65,000	114,000	175.38%
Dividend income	21,000	—	21,000	0.00%	61,000	—	61,000	0.00%
Gain on sale of marketable securities	3,000	—	3,000	0.00%	50,000	—	50,000	0.00%
Equity in earnings of unconsolidated real estate	55,000	406,000	(351,000)	(86.45)%	335,000	964,000	(629,000)	(65.25)%

Income (loss) from before discontinued operations	(21,000)	337,000	(358,000)	(106.23)%	393,000	879,000	(486,000)	(55.29)%
Gain (loss) on sale of real estate investments	(9,000)	—	(9,000)	0.00%	813,000	(191,000)	1,004,000	525.65%
Income (loss) from discontinued operations — property held for sale, net	(4,000)	546,000	(550,000)	(100.73)%	101,000	767,000	(666,000)	(86.83)%

Net income (loss)	$(34,000)	$883,000	$(917,000)	(103.85)%	$1,307,000	$1,455,000	$(148,000)	(10.17)%

      Rental Income. Rental income decreased $33,000 or 12% to $239,000 and $21,000 or 4% to $485,000 during the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These decreases were attributable to the decrease in rent received on the Company’s wholly owned property.

      Interest Income. Interest income increased $98,000, or 239%, to $139,000 and $114,000, or 175% to $179,000 during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. This increase was primarily due to the interest on the note receivable due to the sale of Gateway Mall.

      Dividend Income. Dividend income from investment in marketable securities was $21,000 and $61,000 for the three and six months ended June 30, 2004, respectively.

      Gain on sale of marketable securities. Gain of $50,000 on sale of marketable securities was due to purchase and sale of REIT investments for the three months ended June 30, 2004.

      Rental Expenses. Rental expenses increased $35,000, or 57% to $96,000 and $9,000, or 7% to $133,000 during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. This increase was due to additional management fees paid, higher insurance costs and increased property taxes.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses increased $44,000, or 20%, to $265,000 and $23,000, or 7%, to $356,000 during the three and six months ended June 30, 2004, respectively when compared with the same period of the prior year.

      Interest Expense. Interest expense increased $16,000, or 25% to $79,000 and $28,000, or 22% to $153,000 during the three and six months ended June 30, 2004, respectively, when compared to the same period of the prior year. The increase was due to the draws against the line of credit in 2004.

      Equity in Net Earnings of Unconsolidated Real Estate. Equity in earnings of unconsolidated real estate decreased by $351,000, or 86% to $55,000 and $629,000 or 65% to $335,000 for the three and six months ended June 30, 2004 compared with the same period of the prior year. The majority of the decrease was due to finalization of purchase price and related depreciation and amortization of the assets for the acquisitions of unconsolidated real estate.

      Income (Loss) From Discontinued Operations — Property Held For Sale. Income from discontinued operations for the six months ended June 30, 2004, represents the net operating results of one consolidated property sold through the date of sale, including interest expense and depreciation related to this property. Income from discontinued operations for the six months ended June 30, 2003, represents the net operating results of the three properties sold in 2003.

      Gain (Loss) on Sale of Real Estate Investments. Gain on the sale of real estate investments was $813,000 for the six months ended June 30, 2004 and was due to the sale of Gateway Mall on March 18, 2004. Loss on the sale of real estate investments for the six months ended June 30, 2003 was $191,000 and was due to the sale of North Star Shopping Center.

      Net Income (Loss) from Continuing Operations before Discontinued Operations. Net income (loss) from continuing operations before discontinued operations decreased by $358,000, or 106% to a loss of $21,000 or $(0.01) per basic and diluted share and $486,000, or 55%, to income of $393,000, or $0.08 per basic and diluted share for the three and six months ended June 30, 2004 when compared with the same period of the prior year.

      Net Income (Loss). As a result of the above items, net income (loss) was $(34,000) or $(0.01) per basic and dilutive share and $1,307,000, or $0.28 per basic and dilutive share for the three and six months ended June 30, 2004, respectively, compared with a income of $883,000, or $0.19 per basic and dilutive share and a $1,455,000, or $0.30 per basic and dilutive share for the three and six months ended June 30, 2003, respectively.

Liquidity and Capital Resources

Line of Credit

      On September 3, 2003 the Company entered into an agreement with Fleet National Bank for an unsecured line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points. The credit facility matures on September 2, 2004 and has two one-year extensions. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of June 30, 2004, the Company had $755,000 outstanding under the line of credit.

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

Cash Flows

      Cash flows used in operating activities were $34,000 for the six months ended June 30, 2004 compared to cash flows provided by operating activities of $126,000 for the six months ended June 30, 2003. The decrease was primarily due to a decrease in net income, gain on sale of real estate investments and a decrease in accounts payable, offset in part by decreases in accounts receivable and depreciation and amortization when compared to the prior year.

      Cash flows used in investing activities were $5,143,000 for the six months ended June 30, 2004. The use of cash was primarily for the acquisition of the two unconsolidated properties and the Gateway Mall Land purchased during 2004 and the purchase of marketable securities, offset in part by the sale of one consolidated property and marketable securities.

      Cash flows used in financing activities were $6,666,000 for the six months ended June 30, 2004. The decrease was due to the repayment of debt and distributions, offset in part by borrowings on the line of credit.

      As a result of the above, cash and cash equivalents decreased $11,843,000 for the six months ended June 30, 2004 to $346,000.

Liquidity

      At June 30, 2004, the Company had $811,000 in cash and marketable securities. The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances, debt financings and/or asset dispositions.

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

      Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Other

      Notes and contracts payable as a percentage of total capitalization decreased to 11.9% at June 30, 2004 from 19.5% at December 31, 2003. This decrease was due to the sale of Gateway Mall and subsequent payment of the note related to the property.

Subsequent Events

Acquisitions

Emerald Plaza — San Diego, CA

      On July 26, 2004, through its wholly-owned subsidiary, TREIT — NNN Emerald Plaza, LLC, the Company purchased a 2.7% tenant in common interest in Emerald Plaza in San Diego, CA from NNN Emerald Plaza, LLC.. The Company’s total investment was $1,000,000 in cash. The property was purchased by NNN Emerald Plaza, LLC and other tenants-in-common on June 14, 2004 for $100,940,000 and was financed with a $68,500,000 mortgage from Citigroup Global Markets Realty Group at an interest rate of 3.83%. Emerald Plaza is a 336,000 square foot Class A office building located in downtown San Diego, CA and is 81% leased to multiple tenants. The sellers paid a commission to Realty of $2,940,000 or 2.9% of the purchase price.

Funds from Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”), in April 2002. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect funds from operations.

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

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the six months ended June 30, 2004 and 2003:

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003

Net income	$1,307,000	$1,455,000
Add:
Depreciation — continuing operations	75,000	74,000
Depreciation — discontinued operations	17,000	203,000
Depreciation — unconsolidated real estate operating properties	1,077,000	513,000
Less:
Gain/(loss) on Sale of property	813,000	(191,000)

Funds from operations	$1,663,000	$2,436,000

Gain on the sale of investments included in net income (loss) and FFO	$50,000	—

Inflation

      The Company will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. The Company expects that there will be provisions in the majority of its tenant leases that would protect it from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal payments of fixed rate debt and scheduled interest, payments of the fixed rate debt at June 30, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — fixed rate debt	$31,000	$206,000	$4,079,000	$—	$4,316,000
Principal payments — credit facility	755,000	—	—	—	755,000
Interest payments — fixed rate debt	115,000	669,000	18,000	—	802,000
Interest payments — credit facility	8,000	—	—	—	8,000

Total	$909,000	$875,000	$4,097,000	$—	$5,881,000

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

	As of
	June 30,
	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$31,000	$65,000	$69,000	$72,000	$4,079,000	—	$4,316,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt	$755,000	—	—	—	—	—	$755,000
Average interest rate on maturing debt	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

      The fair estimated value of the Company’s debt approximates its June 30, 2004 carrying amount.

      Approximately $5,071,000 or 100% of the Company’s mortgages payable at June 30, 2004, have fixed interest rates averaging 5.25% and variable rates averaging 4.5%. An increase in interest rates of 0.25% on the Company’s variable rate mortgage loans would not significantly impact earnings due to current market interest rates being substantially below the floor interest rates on these mortgage loans.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust (the “Purchasers”) filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and Triple Net Properties, LLC (collectively, the “Sellers”). The Company, through its wholly owned subsidiary T REIT-Seguin purchased a 26% interest in the Seguin Corners Shopping Center in November 2000 which was sold to the Purchasers in August 2002. The petition alleges that Sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to Purchasers. Management strongly disagrees with the points outlined in the suit and intends to vigorously defend the action. While management believes that its exposure should be limited by its title insurance coverage with Chicago Title Company, if Purchasers were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

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

      On June 29, 2004, the Company held its Annual Meeting of Shareholders. At the meeting shareholders voted on the election of directors to the Company’s Board of Directors and the ratification of the accounting firm Deloitte and Touche LLP. The shareholders voted to elect the following persons as directors for one year terms: W. Brand Inlow, Anthony W. Thompson and D. Fleet Wallace and to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2004.

      The Company received proxies representing 58.20% of the Company’s 4,642,533 shares of common stock outstanding as of May 10, 2004, the record date. The number of votes for, against, abstaining, and withheld were as follows.

Directors:	For	Against	Abstain	Withheld

W. Brand Inlow	2,643,214	626	24,996	—
Anthony W. Thompson	2,639,214	3,500	24,996	—
D. Fleet Wallace	2,641,841	2,000	24,996	—
Ratification of Deloitte and Touche LLP as auditors	2,609,321	45,519	43,603	—

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)

Item
No.	Description

10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).

Item
No.	Description

10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following 8-K Reports were filed during the quarter ended June 30, 2004:

      On April 9, 2004, the Company filed a Current Report on Form 8-K dated April 5, 2004 to report the resignation of Diana M. Laing as the Company’s Chief Financial Officer and the appointment of Richard Hutton as the Company’s Interim Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD T. HUTTON, JR.

Richard T. Hutton, Jr.
Interim Chief Financial Officer

Date: August 16, 2004

EXHIBIT INDEX

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

Item
No.	Description

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.