Form 10-Q/A
period 2004-03-31
T REIT INC
filed 2004-11-22
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

T REIT, INC.

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2004

EXPLANATORY NOTE

      This amendment on Form 10-Q/A is being filed to reflect the restatement of the Registrant’s condensed consolidated financial statements as of and for the three month period ended March 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements, including “Note 16 to the Condensed Consolidated Financial Statements” for the impact of the restatement on each period presented.

      This amendment to the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 17, 2004 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note 16 to the Condensed Consolidated Financial Statements” included in Part I, Item 1.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying March 31, 2004 and 2003 interim financial statements of the Company required to be filed with this Form 10-Q/A Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes to the condensed consolidated financial statements. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission.

T REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003

	(As restated,
	see Note 16)
ASSETS
Real estate investments:
Operating properties, net	$26,848,000	$15,747,000
Investments in unconsolidated real estate	19,189,000	19,331,000

	46,037,000	35,078,000
Cash and cash equivalents	2,115,000	12,189,000
Investment in marketable securities	181,000	—
Accounts receivable, net	191,000	37,000
Accounts receivable from related parties	494,000	538,000
Real estate deposits	126,000	11,000
Other assets, net	3,216,000	870,000
Note receivable	9,345,000	647,000

Total assets	$61,705,000	$49,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$986,000	$1,635,000
Accounts payable due to related parties	14,000	—
Distributions payable	319,000	318,000
Security deposits and prepaid rent	421,000	59,000
Notes payable	19,332,000	9,250,000

	21,072,000	11,262,000
Commitments and contingencies
Minority interests	2,139,000	—
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,646,000 shares outstanding at March 31, 2004 and December 31, 2003	47,000	47,000
Additional paid-in capital	41,265,000	41,265,000
Treasury stock, 74,000 shares at March 31, 2004 and December 31, 2003	(675,000)	(675,000)
Distributions in excess of earnings	(2,143,000)	(2,529,000)

Total shareholders’ equity	38,494,000	38,108,000

Total liabilities and shareholders’ equity	$61,705,000	$49,370,000

The accompanying notes are an integral part of the condensed consolidated financial statements

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(As restated, see Note 16)
Revenues
Rental income	$748,000	$234,000

	748,000	234,000
Expenses
Rental expenses	143,000	63,000
General and administrative	93,000	112,000
Depreciation and amortization	411,000	37,000
Interest (including amortization of deferred financing fees)	74,000	62,000

	721,000	274,000

Income (loss) before other income and discontinued operations	27,000	(40,000)
Other income
Interest income	40,000	24,000
Dividend income	40,000	—
Gain on sale of marketable securities	47,000	—
Equity in earnings of unconsolidated real estate	265,000	558,000

Income from continuing operations	419,000	542,000
Discontinued operations:
Gain (loss) on sale of real estate investments	822,000	(191,000)
Income from discontinued operations — property held for sale, net	105,000	221,000

	927,000	30,000

Income before minority interests	1,346,000	572,000
Minority interests	5,000	—

Net income	$1,341,000	$572,000

Net income per common share:
Basic and diluted:
Continuing operations	$0.08	$0.11
Discontinued operations	$0.20	$0.01

Total net income per common share — basic and diluted	$0.28	$0.12

Weighted average common shares outstanding — basic and diluted	4,646,000	4,696,000

Dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004

	(Unaudited)
			Additional		Distributions
	Number of	Common	Paid-in	Treasury	in Excess of
	Shares	Stock	Capital	Stock	Earnings	Total

BALANCE — December 31, 2003	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,529,000)	$38,108,000
Net Income	—	—	—	—	1,341,000	1,341,000

Comprehensive Income	—	—	—	—	—	1,341,000
Distributions	—	—	—	—	(955,000)	(955,000)

BALANCE — March 31, 2004	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,143,000)	$38,494,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(As restated,
	see Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,341,000	$572,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Distributions in excess of equity in earnings of unconsolidated real estate	601,000	(224,000)
Gain on sale of real estate investments	(822,000)	191,000
(Gain) loss on sale of marketable securities	(47,000)	—
Depreciation and amortization — continuing operations	375,000	37,000
Depreciation and amortization — discontinued operations	17,000	171,000
Amortization deferred financing costs and intangible assets	107,000	—
Minority interests	5,000	—
Change in operating assets and liabilities:
Accounts receivable	(154,000)	18,000
Accounts receivable from related parties	715,000	(79,000)
Other assets	386,000	(661,000)
Accounts payable and accrued liabilities	(558,000)	3,000
Security deposits and prepaid rent	360,000	(35,000)

Net cash provided by (used in) operating activities	2,326,000	(7,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(2,369,000)	—
Purchase of real estate operating properties	(5,927,000)	(8,912,000)
Purchase of land	(1,619,000)	—
Purchase of investments in unconsolidated real estate	—	(5,025,000)
Real estate property improvements	(39,000)	—
Proceeds from disposition of property	2,452,000	3,843,000
Proceeds from sale of marketable securities	2,235,000	—
Net change in related party receivable/payable	(1,112,000)	2,000
Real estate deposits	(115,000)	3,354,000

Net cash used in investing activities	(6,494,000)	(6,738,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	5,000,000
Principal payments on notes payable	(4,918,000)	(2,952,000)
Borrowings on line of credit	500,000	—
Repayment on line of credit	(500,000)	—
Distributions paid	(954,000)	(964,000)
Distribution to minority shareholders	(34,000)	—
Deferred financing costs	—	123,000

Net cash (used in) provided by financing activities	(5,906,000)	1,207,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,074,000)	(5,538,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$2,115,000	$591,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$199,000	$425,000

Income taxes	$3,000	$13,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Note receivable due to sale of property	$8,700,000	$—

Liabilities incurred with Company acquisition	$18,364,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2004, the Company owned real estate investments consisting of two consolidated properties and interests in eight unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

      The Company is externally advised by an affiliated company, Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals. (See Note 12).

2.	Summary of Significant Accounting Policies

      The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Interim Financial Data and Basis of Presentation

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission, (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in the Company’s opinion, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/A as filed with the SEC.

Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and T REIT, L.P., its wholly owned subsidiaries and all majority-owned subsidiaries and affiliates over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and all references to the Company include the Operating Partnership and its subsidiaries. The Company accounts for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, the Company’s share of the earnings of these real estate investments is included in consolidated net income.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, the Company concluded an entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R has not had a material impact on the Company’s condensed consolidated financial statements.

Real Estate Investments

Operating Properties

      Operating properties are held for investment and carried at cost less accumulated depreciation and amortization. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred.

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

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancellable terms of the respective leases.

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

Investments in Marketable Securities

      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of an equity security is temporary in nature, it records the change in other comprehensive income (loss) in shareholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on the Company’s statement of operations. There was no realized gain/loss recorded by the Company due to the write down in value for the periods ended March 31, 2004 and 2003. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Allowance for Uncollectible Billed and Unbilled Receivables

      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Deposits

      Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At March 31, 2004, all deposits are expected to be applied to the acquisition of properties in subsequent periods.

Financing Costs

      Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Income

      Rental income is recognized when earned under contractual lease agreements on a straight-line basis over the associated lease term. Deferred rent receivable is included in other assets in the condensed consolidated balance sheets. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

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

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 30, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. There is no difference between net income and comprehensive income for the periods ended March 31, 2004 and 2003.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the earnings to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of 101,000 warrants at March 31, 2004 and December 31, 2003 and 485,000 and 165,000 stock options, respectively, which were accounted for under the treasury stock method. The options and warrants did not have a dilutive effect on earnings per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2004 and December 31, 2003 and the revenues and expenses for each of the periods. Actual results could differ from those estimates.

Stock Options

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. For employee compensatory stock options that will eventually vest, compensation expense is recognized during

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. Pursuant to SFAS No. 148, the Company is required to disclose the effects on net income and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003

Actual net income	$1,341,000	$572,000
Pro forma compensation expense	36,000	17,000

Pro forma net income	$1,305,000	$555,000

Actual net income per share — basic and diluted	$0.28	$0.12

Pro forma net income per share — basic and diluted	$0.28	$0.12

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.01 per option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 3.83% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a 10% expected volatility rate.

Segments

      The Company utilizes one segment to report the results of its financial operations.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties

      The Company’s consolidated properties consist of the following:

	March 31, 2004	December 31, 2003

Buildings and tenant improvements	$21,190,000	$15,160,000
Land	6,238,000	1,012,000

	27,428,000	16,172,000
Less: accumulated depreciation	(580,000)	(425,000)

	$26,848,000	$15,747,000

      At March 31, 2004, the Company’s consolidated properties consist of:

AmberOaks, Austin, Texas
University Heights Business Park, San Antonio, Texas

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Triple Net Properties Realty, Inc. (“Realty”), which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer and President until his resignation effective August 18, 2004 and Chairman of the Board of Directors an affiliate of the Advisor of $585,000, or 2.5% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

Land — Gateway Mall — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from another unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease by Gateway Mall.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies, which are accounted for under the equity method. The Company had the following investments in unconsolidated real estate at March 31, 2004:

Property	Location	Percentage Owned	Company’s Investment

Reno Trademark Building	Reno, NV	40.00%	$1,152,000
County Center Building	Temecula, CA	16.00%	438,000
City Center West “A” Building	Las Vegas, NV	89.13%	7,825,000
Pacific Corporate Park	Lake Forest, CA	22.80%	1,952,000
Congress Center	Chicago, IL	10.22%	4,741,000
Titan Building and Titan Plaza	San Antonio, TX	48.50%	1,827,000
Saddleback Financial Center	Laguna Hills, CA	25.00%	798,000
Enclave Parkway	Houston, TX	3.26%	456,000

			$19,189,000

      Condensed combined historical financial information of the Company’s unconsolidated real estate investments is as follows:

	As of March 31,	As of December 31,
	2004	2003

Assets (primarily real estate)	$246,485,000	$246,975,000

Mortgages notes payable	$159,481,000	$159,962,000
Other liabilities	1,965,000	3,713,000
Equity	85,039,000	83,300,000

Total liabilities and equity	$246,485,000	$246,975,000

Company’s share of equity	$19,189,000	$19,331,000

	For the Three Months Ended
	March 31,

	2004	2003

Revenues	$8,159,000	$5,343,000
Rental and other expenses	6,721,000	3,968,000

Net Income	$1,438,000	$1,375,000

Company’s equity in earnings	$265,000	$558,000

4.	Accounts Receivable from Related Party

      At March 31, 2004 and December 31, 2003, the Advisor owed the Company $460,000 and $520,000 for amounts due under an indemnification agreement (See Note 13).

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets

      Other assets as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31,	December 31,
	2004	2003

Loan impounds and reserves	$173,000	$574,000
Deferred rent receivable	61,000	75,000
Lease commissions, net of accumulated amortization of $211,000 at March 31, 2004 and $9,000 at December 31, 2003	2,632,000	75,000
Deferred financing costs, net of accumulated amortization of $30,000 at March 31, 2004 and $48,000 at December 31, 2003, respectively	338,000	145,000
Prepaid expenses	12,000	—
Other assets	—	1,000

Total other assets	$3,216,000	$870,000

6.	Notes Receivable

      The Company received a note for $8,700,000 in conjunction with the sale of Gateway Mall. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. The Company also holds an existing note with a balance of $645,000 and $647,000 at March 31, 2004 and December 31, 2003, respectively. The note is secured by a first deed of trust on a real estate property, with interest at 8.5% per annum. All accrued, unpaid interest and principal is due December 2006.

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

      In connection with the acquisition of AmberOaks, an office portfolio located in Austin, Texas, in January 2004, the Company has a first mortgage in the amount of $15,000,000 from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.0%, subject to a floor of 5.5%. The interest rate at March 31, 2004 was 5.5%.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Minority Interests

      Minority interests relate to the 25% interests in AmberOaks not owned by the Company:

10.	Shareholder’s Equity

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with APB 25, “Accounting for Stock Issued to Employees.” Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

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

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, affiliates of the Advisor and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 700,000 shares for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Option grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of March 31, 2004, options for a total of 485,000 shares are outstanding under the Officer and Employee Stock Option Plan and Independent Director Stock Option Plan.

			Weighted
		Range of	Average
	Number	Exercise	Exercise
Options Outstanding	of Shares	Prices	Price

December 31, 2003	165,000	$9.05	$9.05
Granted	320,000	9.05	9.05

March 31, 2004	485,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

		Wtd Avg	Wtd Avg		Wtd Avg
		Remaining	Exercise Price —		Exercise Price —
	Number	Contractual	Outstanding	Number	Exercisable
Range of Exercise Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$9.05	485,000	9.00	$9.05	90,000	$9.05

11.	Future Minimum Rent

      The Company has operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2004 and 2003, the amount of contingent rent earned by the Company was not significant.

12.	Advisory Agreement and Related Party Transactions

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

      The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the Shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the Shareholders have received a cumulative 8.25% return. There were no asset management fees incurred or paid to the Advisor during the three month periods ended March 31, 2004 and 2003. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty. The Company incurred $56,000 and $88,000 in property management fees for the three months ended March 31, 2004 and March 31, 2003, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to the Advisor for the three months ended March 31, 2004 and 2003.

Real Estate Commissions

      The total real estate sales commissions paid to Realty by the Company and unrelated third parties in connection with the Company’s real estate acquisitions and dispositions for the three months ended March 31, 2004 and 2003 was $924,000 and $2,250,000, respectively. Of the total real estate sales commission paid to Realty, the Company paid $339,000 and $0 for the three months ended March 31, 2004 and 2003, respectively (Note 3).

13.	Commitments and Contingencies

Litigation

      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants wilfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of the Company’s alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Restatement

      The Company has historically accounted for its undivided tenant-in-common interests in certain real estate investments under the equity method in the same manner as investments in uncontrolled partnerships as such real estate properties have been subject to joint control by all owners in accordance with each property’s tenant in common agreement. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the three month period ended March 31, 2004, the Company determined that it should have consolidated its 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center acquired on January 20, 2004 rather than accounting for it as an investment in unconsolidated real estate under the equity method because of certain provisions in the tenant in common agreement that provide for control over the real estate property by individuals or entities who own 66 2/3% or more of the interests. The restatement did not affect the Company’s net income or net income per share.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company determined that it should have reported the gain (loss) on sale of real estate investments in certain real estate properties previously reported as income from continuing operations in the quarter ended March 31, 2003 as discontinued operations and that the gain (loss) on sale of certain real estate reported in the quarter ended March 31, 2003 contained an error because the final reallocation of the property basis had not been taken into account.

      As a result, the accompanying condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 have been restated from the amounts previously reported to correct the accounting for the transactions discussed above. The 2003 amounts have also been restated to reclassify the operating results of properties disposed subsequent to March 31, 2003 as discontinued operations.

      A summary of the significant effects of the restatements on the condensed consolidated financial statements is as follows:

	As of	As of
	March 31, 2004	March 31, 2004

	(As previously	(As restated)
	reported)
Condensed Consolidated Balance Sheets:
Operating properties, net	$7,042,000	$26,848,000
Investments in unconsolidated real estate	25,607,000	19,189,000
Cash and cash equivalents	858,000	2,115,000
Accounts receivable, net	106,000	191,000
Other assets, net	330,000	3,216,000
Accounts payable and accrued liabilities	876,000	986,000
Security deposits and prepaid rent	54,000	421,000
Notes payable	4,332,000	19,332,000
Minority Interests	—	2,139,000

	For the
	Three Months Ended
	March 31, 2004

	(As	(As restated)
	previously
	reported)
Condensed Consolidated Statements of Operations:
Revenues	$246,000	$748,000
Operating expenses	239,000	721,000
Other income	1,334,000	1,319,000
Minority interests	—	5,000
Net income	1,341,000	1,341,000
Net income per common share — basic and diluted	0.28	0.28

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Revenues	$493,000	$—	$(259,000)	$234,000
Operating expenses	566,000	—	(292,000)	274,000
Other income	583,000	—	(1,000)	582,000
Gain (loss) on sale of real estate investments	24,000	(24,000)	—	—

Income from continuing operations	534,000	(24,000)	32,000	542,000
Gain (loss) on sale of real estate investments	—	(191,000)	—	(191,000)
Income from discontinued operations — property held for sale	253,000	—	(32,000)	221,000

Net income	$787,000	$(215,000)	$—	$572,000

Net income per common share — basic and diluted
Continuing operations	$0.11			$0.11
Discontinued operations	$0.06			$0.01

Total net income per common share	$0.17			$0.12

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

      As of March 31, 2004, the Company owned two consolidated office/industrial properties and interests in eight unconsolidated properties, including six office and two office/industrial properties. Comparability between 2004 and 2003 is limited due to the number of acquisitions and dispositions during these two years.

Acquisitions in the Three Months Ended March 31, 2004

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through it wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for AmberOaks was $22,965,000. The Company’s total investment was $6,462,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the Prime Rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.5% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets, and qualifications as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions. Refer to our 2003 Annual Report on Form 10-K/A for a discussion of our critical accounting policies. There have been no material changes to these policies in 2004.

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

Restatement

      As discussed in Note 16 to the condensed consolidated financial statements included in Item 1, the Company’s financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been restated. The accompanying MD&A gives effect to the restatement.

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

Three Months Ended March 31, 2004 and March 31, 2003

      Rental Income. Rental income increased by $514,000 or 220% to $748,000 for the three months ended March 31, 2004 compared to rental income of $234,000 for the three months March 31, 2003. $502,000 of the increase was due to the purchase of Amber Oaks, further contributing to the increase were rent increases throughout 2003.

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

      Rental Expenses. Rental expenses increased by $80,000 or 127% to $143,000 for the three months ended March 31, 2004 compared to rental expense of $63,000 for the three months ended March 31, 2003. $116,000 of the increase was due to the purchase of Amber Oaks, offset in part by the difference in management fees paid in the three months ended March 31, 2004.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses decreased by $19,000 or 17% to $93,000 for the three months ended March 31, 2004 compared to general and administrative expense of $112,000 for the three months ended March 31, 2003.

      Interest Expense. Interest expense increased by $12,000, or 19.4% to $74,000 for the three months ended March 31, 2004 compared with $62,000 for the three months ended March 31, 2003. The increase was due to interest payments on draws on the line of credit.

      Equity in Net Earnings of Unconsolidated Real Estate. Equity in earnings of unconsolidated real estate decreased by $293,000, or 52.5% to $265,000 for the three months ended March 31, 2004 compared with $558,000 for the three months ended March 31, 2003. The majority of the decrease was due to the increase in depreciation and amortization as a result of the finalization of purchase price allocations of the acquired unconsolidated real estate assets.

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

      Net Income. Net income was $1,341,000 or $0.28 per share basic and diluted for the three months ended March 31, 2004 compared to $572,000 or $0.12 per share basic and diluted for the three months ended March 31, 2003. Dividends declared were $955,000 or $0.21 per share for the three months ended March 31, 2004 compared to $965,000 or $0.21 per share for the three months ended March 31, 2003.

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

Cash Flows

      Cash flows provided by operating activities for the three months ended March 31, 2004, was $2,326,000 compared with cash flows used in operating activities of $7,000 for the three months ended March 31, 2003. The increase in cash flows provided by operating activities was substantially attributable to an increase in net income, depreciation and amortization expense and decreases in other assets and security deposits offset in part by the payment of semi-annual real estate taxes in March 2004.

      Cash flows used in investing activities for the three months ended March 31, 2004, was $6,494,000 compared with cash flows used in investing activities of $6,738,000 for the three months ended March 31, 2003. Cash flows used in investing activities was substantially attributable to the purchase of marketable securities, purchase of land, and the purchase of investments in unconsolidated real estate, offset in part by the sale of marketable securities.

      Cash flows used in financing activities for the three months ended March 31, 2004 was $5,906,000 compared with cash flows provided by financing activities of $1,207,000 for the three months ended March 31, 2003. The increase in cash flows used in financing activities was substantially attributable to the payment of debt of $4,918,000 for property that was sold in 2004 and the issuance of new debt of $5,000,000 in 2003.

Liquidity

      At March 31, 2004, the Company had approximately $2,296,000 in cash and marketable securities. The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances, debt financings and/or asset dispositions.

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

      The Company’s FFO reporting complies with NAREIT’s policy described in the preceding paragraph. Following is the calculation of FFO for the three months ended March 31, 2004 and March 31, 2003:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income	$1,341,000	$572,000
Add:
Depreciation and amortization — continuing operations	375,000	37,000
Depreciation and amortization — discontinued operations	17,000	171,000
Depreciation and amortization — unconsolidated real estate operating properties	399,000	304,000
Less:
Gain/(Loss) on Sale of property	822,000	(191,000)

Funds from operations	$1,310,000	$1,275,000

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

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2004)	(2005-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$46,000	$207,000	$4,079,000	$—	$4,332,000
Interest payments — fixed rate debt	173,000	669,000	—	—	842,000
Principal payments — variable rate debt	—	15,000,000	—	—	15,000,000
Interest payments — variable rate debt	619,000	1,689,000	—	—	2,308,000

Total	$838,000	$17,565,000	$4,079,000	$—	$22,482,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

	As of
	March 31,
	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$46,000	$65,000	$69,000	$73,000	$4,079,000	$—	$4,332,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt	$—	$—	$227,000	$14,773,000	$—	$—	$15,000,000
Average interest rate on maturing debt	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

      The fair estimated value of the Company’s debt approximates its March 31, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of March 31, 2004 was approximately 5.44% per annum. At March 31, 2004, the Company’s mortgage debt consisted of $4,332,000 or 22% of the total debt at a fixed interest rate of 5.25% per annum and $15,000,000 or 78% of the total debt at a weighted average variable interest rate of 5.50% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2004, for example, a 0.25% increase in LIBOR would have increased the overall annual interest expense by approximately $38,000 or less than 4.6%.

Item 4.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Prior to the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004, the end of the period covered by that report, and, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer had concluded, as of the end of the period covered by that report, that the Company’s disclosure controls and procedures were effective for this purpose.

      During the quarterly review process for the period ended September 30, 2004, the Company concluded that its previously filed financial statements for the quarters ended March 31, 2004 and June 30, 2004 and March 31, 2003 and June 30, 2003 should no longer be relied upon. The Company has restated the relevant financial statements to reflect the fact that one of the Company’s real estate properties should have been recorded on the purchase date on a consolidated basis and not as an unconsolidated investment and the reclassification of discontinued operations and loss on sale of real estate. The Company believes that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies.

      Except as set forth above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

Item
No.	Description

10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference)
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference)
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference)
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference)
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference)
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference)

Item
No.	Description

10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference)
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference)
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

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

      On February 19, 2004, the Company filed a Current Report on Form 8-K/A dated January 20, 2004 to correct the date of acquisition of AmberOaks in Austin, Texas.

      On March 29, 2004, the Company filed a Current Report on Form 8-K/A dated January 20, 2004 to report the required Item 7 financial statements with respect to the Company’s acquisition of AmberOaks in Austin, Texas.

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

T REIT, INC.
(Registrant)

By:	/s/ JACK R. MAURER

Jack R. Maurer
Chief Executive Officer

By:	/s/ SCOTT D. PETERS

Scott D. Peters
Chief Financial Officer

Date: November 22, 2004

EXHIBIT INDEX

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference)

Item
No.	Description

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference)
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference)
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference)
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference)
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference)
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference)
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference)
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference)
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference)
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002