Form 10-Q/A
period 2004-06-30
T REIT INC
filed 2004-11-22
CIK 1077241

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

T REIT, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2004

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Operations for the three and six month periods ended June 30, 2004 and 2003 (Unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity for the six month period ended June 30, 2004 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2004 and 2003 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	27
Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

      This amendment on Form 10-Q/A is being filed to reflect the restatement of the Registrant’s condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements, including “Note 13 to the Condensed Consolidated Financial Statements” for the impact of the restatement on each period presented.

      This amendment to the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2004 filed with the Securities and Exchange Commission on August 16, 2004 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note 13 to the Condensed Consolidated Financial Statements” included in Part I, Item 1.

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

T REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003

	(As restated,
	see Note 13)
ASSETS
Real estate investments:
Operating properties, net	$26,537,000	$15,747,000
Investments in unconsolidated real estate	19,768,000	19,331,000

	46,305,000	35,078,000
Cash and cash equivalents	1,426,000	12,189,000
Investment in marketable securities	465,000	—
Accounts receivable, net	237,000	37,000
Accounts receivable from related parties	418,000	538,000
Real estate deposits	—	11,000
Other assets, net	3,123,000	870,000
Note receivable	9,339,000	647,000

Total assets	$61,313,000	$49,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,200,000	$1,635,000
Distributions payable	318,000	318,000
Security deposits and prepaid rent	267,000	59,000
Notes payable	20,071,000	9,250,000

	21,856,000	11,262,000
Commitments and contingencies
Minority interests	1,991,000	—
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,643,000 and 4,646,000 shares outstanding at June 30, 2004 and December 31, 2003, respectively	47,000	47,000
Additional paid-in capital	41,265,000	41,265,000
Treasury stock, 77,000 and 74,000 shares at June 30, 2004 and December 31, 2003, respectively	(707,000)	(675,000)
Distributions in excess of earnings	(3,130,000)	(2,529,000)
Accumulated other comprehensive loss	(9,000)	—

Total shareholders’ equity	37,466,000	38,108,000

Total liabilities and shareholders’ equity	$61,313,000	$49,370,000

The accompanying notes are an integral part of these condensed consolidated financial statements

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(As restated, see Note 13)		(As restated, see Note 13)
Revenues
Rental income	$1,352,000	$272,000	$2,100,000	$506,000

	1,352,000	272,000	2,100,000	506,000
Expenses
Rental expenses	637,000	61,000	780,000	124,000
General and administrative	272,000	221,000	365,000	333,000
Depreciation and amortization	684,000	37,000	1,095,000	74,000
Interest (including amortization of deferred financing costs)	415,000	63,000	489,000	125,000

	2,008,000	382,000	2,729,000	656,000

Loss before other income and discontinued operations	(656,000)	(110,000)	(629,000)	(150,000)
Other income
Interest income	139,000	41,000	179,000	65,000
Dividend income	21,000	—	61,000	—
Gain on sale of marketable securities	3,000	—	50,000	—
Equity in earnings of unconsolidated real estate	368,000	406,000	633,000	964,000

Income (loss) from continuing operations before discontinued operations	(125,000)	337,000	294,000	879,000
Discontinued operations:
Gain (loss) on sale of real estate investments	(9,000)	—	813,000	(191,000)
Income (loss) from discontinued operations — property held for sale, net	(4,000)	545,000	101,000	767,000

	(13,000)	545,000	914,000	576,000

Income (loss) before minority interests	(138,000)	882,000	1,208,000	1,455,000
Minority interests	(104,000)	—	(99,000)	—

Net income (loss)	$(34,000)	$882,000	$1,307,000	$1,455,000

Comprehensive income (loss):
Net income (loss)	$(34,000)	$882,000	$1,307,000	$1,455,000
Unrealized loss on marketable securities	(9,000)	—	(9,000)	—

Comprehensive income (loss)	$(43,000)	$882,000	$1,298,000	$1,455,000

Net income (loss) per common share:
Basic and diluted:
Continuing operations	$(0.00)	$0.07	$0.08	$0.19
Discontinued operations	$(0.00)	$0.12	$0.20	$0.12

Total net income (loss) per common share — basic and diluted	$(0.01)	$0.19	$0.28	$0.31

Weighted average common shares outstanding — basic	4,643,000	4,695,000	4,644,000	4,696,000

Weighted average common shares outstanding — diluted	4,643,000	4,704,000	4,644,000	4,696,000

Dividends declared per share	$0.21	$0.21	$0.41	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

						Accumulated
	Number		Additional		Distributions	Other
	of	Common	Paid-In	Treasury	in Excess of	Comprehensive
	Shares	Stock	Capital	Stock	Earnings	Income (Loss)	Total

BALANCE — December 31, 2003	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,529,000)	$—	$38,108,000
Net Income	—	—	—	—	1,307,000	—	1,307,000
Other Comprehensive Loss	—	—	—	—	—	(9,000)	(9,000)

Comprehensive Income	—	—	—	—	—	—	1,298,000
Distributions	—	—	—	—	(1,908,000)	—	(1,908,000)
Repurchase of Shares	(3,000)	—	—	(32,000)	—	—	(32,000)

BALANCE — June 30, 2004	4,643,000	$47,000	$41,265,000	$(707,000)	$(3,130,000)	$(9,000)	$37,466,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	June 30, 2004	June 30, 2003

	(As restated, see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,307,000	$1,455,000
Adjustments to reconcile net income to net cash provided by operating activities
Distributions received in excess of equity in earnings of unconsolidated real estate	234,000	85,000
(Gain) loss on sale of real estate investments	(813,000)	191,000
(Gain) on sale of marketable securities	(50,000)	—
Depreciation — continuing operations	690,000	74,000
Depreciation — discontinued operations	17,000	203,000
Amortization of deferred financing costs and intangible assets	418,000	89,000
Minority interests	(99,000)	—
Change in operating assets and liabilities:
Accounts receivable	(182,000)	(116,000)
Accounts Receivable from related parties	120,000	239,000
Other assets	247,000	(815,000)
Accounts payable and accrued liabilities	(450,000)	(185,000)
Security deposits and prepaid rent	208,000	(45,000)

Net cash provided by operating activities	1,647,000	1,175,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(4,229,000)	—
Proceeds from sale of marketable securities	3,806,000	—
Purchase of real estate operating properties	(5,927,000)	(8,891,000)
Purchase of investments in unconsolidated real estate	(125,000)	(5,025,000)
Capital expenditures	(1,662,000)	—
Proceeds from disposition of property	2,452,000	3,843,000
Collections of notes receivable	7,000	4,000
Real estate deposits applied to purchases	11,000	3,919,000

Net cash used in investing activities	(5,667,000)	(6,150,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	5,000,000
Principal payments on notes payable	(4,935,000)	(3,059,000)
Borrowings on line of credit	710,000	—
Repayment on line of credit	(500,000)	—
Distributions paid	(1,908,000)	(1,928,000)
Distribution to minority shareholders	(78,000)	—
Repurchase of shares	(32,000)	(16,000)

Net cash used in financing activities	(6,743,000)	(3,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,763,000)	(4,978,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$1,426,000	1,151,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$885,000	$967,000

Income taxes	$5,000	$17,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Note receivable due to sale of property	$8,700,000	—

Liabilities assumed in Company acquisitions	$18,311,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1.	Organization

      T REIT, Inc. (the “Company”) was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of June 30, 2004, the Company owned real estate investments consisting of two consolidated properties and interests in nine unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., which is wholly owned by the Company.

      The Company is externally advised by an affiliated company, Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for a one-year term, subject to successive renewals. (See Note 10).

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and all references to the Company include the Operating Partnership and its subsidiaries. The Company accounts for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, the Company’s share of the earnings of these real estate investments is included in consolidated net income.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, the Company included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R has not had a material impact on the Company’s condensed consolidated financial statements.

Interim Financial Data

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/ A as filed with the Securities and Exchange Commission.

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

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company’s only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities consist of 101,000 warrants at June 30, 2004 and December 31, 2003 and 425,000 and 165,000 stock options which are accounted for under the treasury stock method and therefore, did not have a dilutive effect on earnings per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2004 and December 31, 2003 and the revenues and expenses for each of the periods. Actual results could differ from those estimates.

Stock Options

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS 123 and SFAS 148. Had the Company elected to adopt the expense recognition provisions of FAS 123, the impact on net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Actual net income (loss)	$(34,000)	$882,000	$1,307,000	$1,455,000
Pro forma compensation expense	46,000	14,000	70,000	32,000

Pro forma net income (loss)	$(80,000)	$868,000	$1,237,000	$1,423,000

Actual net income (loss) per share — basic and diluted	$(0.01)	$0.19	$0.28	$0.31

Pro forma net income (loss) per share — basic and diluted	$(0.02)	$0.18	$0.27	$0.30

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.00 per option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.75% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and an expected volatility rate of 10%.

Segments

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties

      The Company’s investment in consolidated properties at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003

	(As restated)
Buildings and tenant improvements	$21,194,000	$15,160,000
Land	6,238,000	1,012,000

	27,432,000	16,172,000
Less: accumulated depreciation	(895,000)	(425,000)

	$26,537,000	$15,747,000

Acquisitions

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by $15,000,000 in borrowings under a secured mortgage with North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Triple Net Properties, Realty, Inc. (“Realty”), which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer and President until his resignation effective August 18, 2004 and Chairman of the Board of Directors an affiliate of the Advisor of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet that is part of an eight-building complex built during 1999-2001. An affiliate of the Company’s advisor purchased the remaining five buildings.

Land — Gateway Mall — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a purchase price including closing costs of $1,631,000. Prior to the land acquisition, the property had been subject to a ground lease by Gateway Mall.

Dispositions

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note is secured by a pledge agreement, bears interest at 6% per annum and is due June 14, 2004. The note was

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinanced and the Company received $6,500,000 on July 9, 2004 and received an adjustable note receivable for $2,200,000 (see Note 5). In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Triple Net Properties, Realty, Inc. (“Realty”), an affiliate of the Advisor, of $339,000, or 2.9% of the selling price.

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

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests and limited liability companies, which are accounted for under the equity method. The Company had the following investments in unconsolidated real estate at June 30, 2004:

Property	Location	Percentage Owned	Company’s Investment

City Center West “A” Building	Las Vegas, NV	89.1%	$7,770,000
Congress Center	Chicago, IL	10.2%	4,662,000
Pacific Corporate Park	Lake Forest, CA	22.8%	1,932,000
Titan Building and Titan Plaza	San Antonio, TX	48.5%	1,886,000
Reno Trademark Building	Reno, NV	40.0%	1,151,000
Saddleback Financial	Laguna Hills, CA	25.0%	783,000
Oakey Building	Las Vegas, NV	9.8%	699,000
Enclave	Houston, TX	3.3%	447,000
County Center Building	Temecula, CA	16.0%	438,000

			$19,768,000

      Condensed combined historical financial information of the Company’s unconsolidated real estate investments is as follows:

	As of June 30,	As of December 31,
	2004	2003

Assets (primarily real estate)	$255,825,000	$246,975,000

Mortgages notes payable	$163,266,000	$159,962,000
Other liabilities	4,185,000	3,713,000
Equity	88,374,000	83,300,000

Total liabilities and equity	$255,825,000	$246,975,000

Company’s share of equity	$19,768,000	$19,331,000

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the three months ended		For the Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	$8,959,000	$5,803,000	$17,118,000	$11,146,000
Rental and other expenses	7,566,000	5,221,000	14,287,000	9,189,000

Net Income	$1,393,000	$582,000	$2,831,000	$1,957,000

Company’s equity in earnings	$368,000	$406,000	$633,000	$964,000

4.	Other Assets

      Other assets as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003

Loan impounds and reserves	$549,000	$574,000
Deferred rent receivable	80,000	75,000
Lease commissions, net of accumulated amortization of $700,000 at June 30, 2004 and $9,000 at December 31, 2003	2,143,000	75,000
Deferred financing costs, net of accumulated amortization of $36,000 at June 30, 2004 and $48,000 at December 31, 2003, respectively	332,000	145,000
Prepaid expenses	18,000	—
Other assets	1,000	1,000

Total other assets	$3,123,000	$870,000

5.	Notes Receivable

      The Company received a note for $8,700,000 in conjunction with the sale of Gateway Mall. The note is secured by a pledge agreement, bears interest at 6% per annum and was due June 14, 2004. The note was refinanced and the Company collected $6,500,000 on July 9, 2004 and received a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s interest paid cannot exceed a total of $522,000 annually on the borrower’s two notes. The interest rate for the $2,200,000 note at July 9, 2004 was 8.6%. The new note is interest only with the balance, including all unpaid interest, due on August 1, 2006.

      Additionally, the Company holds an existing note with a balance of $639,000 and $647,000 at June 30, 2004 and December 31, 2003, respectively. The note is secured by a first deed of trust on a real estate property, with interest at 8.5% per annum. All accrued unpaid interest, if any, and principal is due December 2006.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable

      In connection with the acquisition of AmberOaks, an office portfolio located in Austin, Texas, in January 2004, the Company has a first mortgage in the amount of $15,000,000 from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.0%, subject to a floor of 5.5%. The interest rate at June 30, 2004 was 5.5%.

8.	Minority Interests

      Minority interests relate to the 25% interests in Amber Oaks III not owned by the Company.

9.	Shareholders’ Equity

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

Stock Option Plans

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123 and FAS 148.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Advisory Agreement and Related Party Transactions

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

      The Advisor may receive an annual Asset Management Fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrue quarterly, but will not be paid until the Shareholders have received distributions equal to a cumulative non-compounded rate of 8.25% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the Shareholders have received a cumulative 8.25% return. There were no asset management fees incurred or paid to the Advisor during the three and six month periods ended June 30, 2004 and 2003. The Advisor is also entitled to

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed.

Property Management Fees

      The Company pays Realty property management fees, per the Advisory agreement, for each property managed by Realty. All of the Company’s properties are managed by Realty. The Company incurred $88,000 and $93,000, $144,000 and $181,000 in property management fees for the three and six months ended June 30, 2004 and June 30, 2003, respectively.

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

Real Estate Commissions

      The total real estate sales commissions paid to Realty by the Company and unrelated third parties in connection with the Company’s real estate acquisitions and dispositions for the three and six months ended June 30, 2004 and 2003 was $237,000 and $1,161,000 and $0 and $2,250,000, respectively. Of the total real estate sales commission paid to Realty, the Company paid $0 and $339,000 for the three and six months ended June 30, 2004, respectively. The Company did not pay any real estate commissions to Realty for the three and six months ended June 30, 2003 (Note 3).

11.	Commitments and Contingencies

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Discontinued Operations — Property Held for Sale

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income (loss) and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2004 and 2003, discontinued operations included the net income of one property sold in 2004 and three properties

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold in 2003. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Rental Income	$27,000	$1,396,000	$356,000	$2,725,000
Interest Income	—	1,000	1,000	1,000

	27,000	1,397,000	357,000	2,726,000
Expenses
Rental expenses	31,000	255,000	57,000	738,000
General and administrative	—	44,000	(13,000)	59,000
Depreciation and amortization	—	65,000	77,000	203,000
Interest (including amortization of deferred financing fees)	—	488,000	135,000	959,000

	31,000	852,000	256,000	1,959,000

Net income (loss)	$(4,000)	$545,000	$101,000	$767,000

13.	Restatement

      The Company has historically accounted for its undivided tenant-in-common interests in certain real estate investments under the equity method in the same manner as investments in uncontrolled partnerships as such real estate properties have been subject to joint control by all owners in accordance with each property’s tenant in common agreement. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the three and six month periods ended June 30, 2004, the Company determined that it should have consolidated its 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center acquired on January 20, 2004 rather than accounting for it as an investment in unconsolidated real estate under the equity method because of certain provisions in the tenant in common agreement that provide for control over the real estate property by individuals or entities who own 66 2/3% or more of the interests. The restatement did not affect the Company’s net income or net income per share.

      In addition, the Company determined that it should have reported the gain (loss) on sale of real estate investments in certain real estate properties previously reported as income from continuing operations in the periods ended June 30, 2003 as discontinued operations and that the gain (loss) on sale of certain real estate reported in the periods ended June 30, 2003 contained an error because the final reallocation of the property basis had not been taken into account.

      As a result, the accompanying condensed consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 have been restated from the amounts previously reported to correct the accounting for the transactions discussed above. The 2003 amounts have also been restated to reclassify the operating results of properties disposed subsequent to June 30, 2003 as discontinued operations.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant effects of the restatements on the condensed consolidated financial statements is as follows:

	As of	As of
	June 30, 2004	June 30, 2004

	(As previously	(As restated)
	reported)
Condensed Consolidated Balance Sheet:
Operating properties, net	$7,008,000	$26,537,000
Investments in unconsolidated real estate	25,741,000	19,768,000
Cash and cash equivalents	346,000	1,426,000

Accounts receivable, net	96,000	237,000
Other assets, net	363,000	3,123,000
Accounts payable and accrued liabilities	868,000	1,200,000
Security deposits and prepaid rent	54,000	267,000
Notes payable	5,071,000	20,071,000
Minority interests	—	1,991,000

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2004	2004	2004

	(As	(As restated)	(As	(As restated)
	previously		previously
	reported)		reported)
Condensed Consolidated Statements of Operations:
Revenues	$239,000	$1,352,000	$485,000	$2,100,000
Operating Expenses	478,000	2,008,000	717,000	2,729,000
Other Income	218,000	531,000	625,000	923,000
Minority Interest Expense	—	(104,000)	—	(99,000)
Net Income (loss)	(34,000)	(34,000)	1,307,000	1,307,000
Net Income (loss) per common share — basic and diluted	(0.01)	(0.01)	0.28	0.28

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Revenues	$636,000	$—	$(364,000)	$272,000
Operating expenses	689,000	—	(307,000)	382,000
Other income	447,000	—	—	447,000

Income from continuing operations	394,000	—	(57,000)	337,000
Income from discontinued operations — property held for sale	488,000	—	57,000	545,000

Net income	$882,000	$—	$—	$882,000

Net income per common share — basic and diluted
Continuing operations	$0.08			$0.07
Discontinued operations	$0.10			$0.12

Total net income per common share	$0.18			$0.19

	Six Months Ended June 30, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Revenues	$1,129,000	$—	$(623,000)	$506,000
Operating expenses	1,162,000	—	(506,000)	656,000
Other income	1,029,000	—	—	1,029,000
Gain (loss) on sale of real estate investments	24,000	(24,000)	—	—

Income from continuing operations	1,020,000	(24,000)	(117,000)	879,000
Gain (loss) on sale of real estate investments	—	(191,000)	—	(191,000)
Income from discontinued operations — property held for sale	650,000	—	117,000	767,000

Net income	$1,670,000	$(215,000)	$—	$1,455,000

Net income per common share — basic and diluted
Continuing operations	$0.22			$0.19
Discontinued operations	$0.14			$0.12

Total net income per common share	$0.36			$0.31

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

      As of June 30, 2004, the Company owned two consolidated office/industrial property and interests in nine unconsolidated properties, including eight office and three office/industrial properties. Comparability between 2004 and 2003 is limited due to the number of acquisitions and dispositions during these two years.

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

AmberOaks LP — Austin, Texas — January 20, 2004 — 75%
Land — Gateway Mall — Bismarck, North Dakota — February 27, 2004 — 100%
Oakey Building — Las Vegas, Nevada — April 2, 2004 — 9.8%

Dispositions in the Six Months Ended June 30, 2004

      The Company disposed of the following properties during the six months ended June 30, 2004, for further discussion on the properties, see Note 3 to the condensed consolidated financial statements.

Gateway Mall — Bismarck, North Dakota — March 18, 2004

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and periodically evaluated using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. There have been no material changes to these policies in 2004.

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

Restatement

      As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, the Company’s financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been restated. The accompanying MD&A gives effect to the restatement.

Results of Operations

      The Company’s operating results are primarily comprised of income derived from its portfolio of properties. Because of the significant property acquisitions and dispositions throughout the six months ended June 30, 2004 and the year ended December 31, 2003, the comparability of financial data from period to period will be limited.

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30,				Six Months Ended June 30,

				Percent				Percent
	2004	2003	Change	Change	2004	2003	Change	Change

Revenues
Rental income	$1,352,000	$272,000	$1,080,000	397.06%	$2,100,000	$506,000	$1,594,000	315.02%

	1,352,000	272,000	1,080,000	397.06%	2,100,000	506,000	1,594,000	0.00%
Expenses
Rental expenses	637,000	61,000	576,000	944.26%	780,000	124,000	656,000	529.03%
General and administrative	272,000	221,000	51,000	23.08%	365,000	333,000	32,000	9.61%
Depreciation and amortization	684,000	37,000	647,000	1748.65%	1,095,000	74,000	1,021,000	1,379.73%
Interest (including amortization of deferred financing costs)	415,000	63,000	352,000	558.73%	489,000	125,000	364,000	291.20%

	2,008,000	382,000	1,626,000	425.65%	2,729,000	656,000	2,073,000	316.01%

Loss before other income and discontinued operations	(656,000)	(110,000)	(546,000)	496.36%	(629,000)	(150,000)	(479,000)	319.33%
Other income
Interest income	139,000	41,000	98,000	239.02%	179,000	65,000	114,000	175.38%
Dividend income	21,000	—	21,000	0.00%	61,000	—	61,000	0.00%
Gain on sale of marketable securities	3,000	—	3,000	0.00%	50,000	—	50,000	0.00%
Equity in earnings of unconsolidated real estate	368,000	406,000	(38,000)	(9.36)%	633,000	964,000	(331,000)	(34.34)%

Income (loss) from continuing operations before discontinued operations	(125,000)	337,000	(462,000)	(137.09)%	294,000	879,000	(585,000)	(66.55)%
Gain (loss) on sale of real estate investments	(9,000)	—	(9,000)	0.00%	813,000	(191,000)	1,004,000	(525.65)%
Income (loss) from discontinued operations — property held for sale, net	(4,000)	545,000	(549,000)	(100.73)%	101,000	767,000	(666,000)	(86.83)%

Income (loss) before minority interests	(138,000)	882,000	(1,020,000)	(115.63)%	1,208,000	1,455,000	(247,000)	(16.98)%
Minority interests	(104,000)	—	(104,000)	0.00%	(99,000)	—	(99,000)	0.00%

Net income (loss)	$(34,000)	$882,000	$(916,000)	(103.85)%	$1,307,000	$1,455,000	$(148,000)	(10.17)%

     Rental Income. Rental income increased $1,080,000 or 397% to $1,352,000 and $1,594,000 or 315% to $2,100,000 during the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. $1,113,000 and $1,615,000, for the three and six months ended June 30, 2004, respectively, of the increases were attributable to the acquisition of AmberOaks in January 2004.

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

      Gain on Sale of Marketable Securities. Gain of $3,000 and $50,000 on sale of marketable securities was due to purchase and sale of REIT investments for the three and six months ended June 30, 2004, respectively.

      Rental Expenses. Rental expenses increased $576,000, or 944% to $637,000 and $656,000, or 529% to $780,000 during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. $541,000 and $647,000 for the three and six months ended June 30, 2004, respectively, were attributable to the purchase of AmberOaks in January 2004. Further contributing to the increase were additional management fees paid, higher insurance costs and increased property taxes.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses increased $51,000, or 23%, to $272,000 and $32,000, or 10%, to $365,000 during the three and six months ended June 30, 2004, respectively when compared with the same period of the prior year.

      Interest Expense. Interest expense increased $352,000, or 559% to $415,000 and $364,000, or 291% to $489,000 during the three and six months ended June 30, 2004, respectively, when compared to the same period of the prior year. The increase was due to the draws against the line of credit in 2004 and interest of $336,000 on the mortgage due to the acquisition of AmberOaks, offset by the payment of the Gateway Mall note upon sale of the property in March 2004.

      Equity in Net Earnings of Unconsolidated Real Estate. Equity in earnings of unconsolidated real estate decreased by $38,000, or 9% to $368,000 and $331,000 or 34% to $633,000 for the three and six months ended June 30, 2004 compared with the same period of the prior year. The majority of the decrease was due to the increase in depreciation and amortization as a result of the finalization of purchase price allocations of the acquired unconsolidated real estate assets.

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

      Net Income (Loss). As a result of the above items, net income (loss) was $(34,000) or $(0.01) per basic and dilutive share and $1,307,000, or $0.28 per basic and dilutive share for the three and six months ended June 30, 2004, respectively, compared with a income of $882,000, or $0.19 per basic and dilutive share and a $1,455,000, or $0.31 per basic and dilutive share for the three and six months ended June 30, 2003, respectively.

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

Cash Flows

      Cash flows provided by operating activities were $1,647,000 for the six months ended June 30, 2004 compared to cash flows provided by operating activities of $1,175,000 for the six months ended June 30, 2003. The increase was primarily due to a decrease in accounts receivable and depreciation and amortization when compared to the prior year offset in part by a decrease in net income, gain on sale of real estate investments and a decrease in accounts payable.

      Cash flows used in investing activities were $5,667,000 for the six months ended June 30, 2004. The use of cash was primarily for the acquisition of AmberOaks, Enclave Parkway and the Gateway Mall Land purchased during 2004 and the purchase of marketable securities, offset in part by the sale of one consolidated property and marketable securities.

      Cash flows used in financing activities were $6,743,000 for the six months ended June 30, 2004 compared to $3,000 for the six months ended June 30, 2003. The decrease was due to the repayment of debt and distributions, offset in part by borrowings on the line of credit.

      As a result of the above, cash and cash equivalents decreased $10,763,000 for the six months ended June 30, 2004 to $1,426,000.

Liquidity

      At June 30, 2004, the Company had $1,891,000 in cash and marketable securities. The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances, debt financings and/or asset dispositions.

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

Other

      Notes and contracts payable as a percentage of total capitalization decreased to 33.7% at June 30, 2004 from 19.5% at December 31, 2003. This increase was due to the debt incurred with the acquisition of AmberOaks, offset in party by the sale of Gateway Mall and subsequent payment of the note related to the property.

Subsequent Events

Acquisitions

Emerald Plaza — San Diego, CA

      On July 26, 2004, through its wholly-owned subsidiary, TREIT — NNN Emerald Plaza, LLC, the Company purchased a 2.7% tenant in common interest in Emerald Plaza in San Diego, CA from NNN Emerald Plaza, LLC. The Company’s total investment was $1,000,000 in cash. The property was purchased by NNN Emerald Plaza, LLC and other tenants-in-common on June 14, 2004 for $100,940,000 and was financed with a $68,500,000 mortgage from Citigroup Global Markets Realty Group at an interest rate of 3.83%. Emerald Plaza is a 336,000 square foot Class A office building located in downtown San Diego, CA and is 81% leased to multiple tenants. The sellers paid a commission to Realty of $2,940,000 or 2.9% of the purchase price.

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

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the six months ended June 30, 2004 and 2003:

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

Net Income	$1,307,000	$1,455,000
Less: Gain/(Loss) on sale of property	813,000	(191,000)
Add: Depreciation and amortization — consolidated properties	690,000	74,000
Depreciation and amortization — unconsolidated properties	463,000	513,000
Depreciation and amortization — discontinued operations	16,000	203,000

Funds from operations	$1,663,000	$2,436,000

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

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2004)	(2005-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$31,000	$206,000	$4,079,000	$—	$4,316,000
Interest payments — fixed rate debt	115,000	669,000	—	—	784,000
Principal payments — variable rate debt	755,000	15,000,000	—	—	15,755,000
Interest payments — variable rate debt	413,000	1,689,000	—	—	2,102,000

Total	$1,314,000	$17,564,000	$4,079,000	$—	$22,957,000

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

	As of June 30,
	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$31,000	$65,000	$69,000	$72,000	$4,079,000	$—	$4,316,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	5.25%	0.00%	5.25%
Variable rate debt	$755,000	$—	$227,000	$14,773,000	$—	$—	$15,755,000
Average interest rate on maturing debt	4.50%	—	5.50%	5.50%	—	—	5.45%

      The fair estimated value of the Company’s debt approximates its June 30, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of June 30, 2004 was approximately 5.41% per annum. At June 30, 2004, the Company’s mortgage debt consisted of $4,316,000 or 22% of the total debt at a fixed interest rate of 5.25% per annum and $15,755,000 or 78% of the total debt at a weighted average variable interest rate of 5.45% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2004, for example, a 0.25% increase in LIBOR would have increased the overall annual interest expense by approximately $39,000 or less than 4.6%.

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

      Prior to the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, the end of the period covered by that report, and, based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer had concluded, as of the end of the period covered by that report, that the Company’s disclosure controls and procedures were effective for this purpose.

      During the quarterly review process for the period ended September 30, 2004, the Company concluded that its previously filed financial statements for the quarters ended March 31, 2004 and June 30, 2004 and March 31, 2003 and June 30, 2003 should no longer be relied upon. The Company has restated the relevant financial statements to reflect the fact that one of the Company’s real estate properties should have been recorded on the purchase date on a consolidated basis and not as an unconsolidated investment and the reclassification of discontinued operations and the loss on sale of real estate. The Company believes that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies.

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

      On June 29, 2004, the Company held its Annual Meeting of Shareholders. At the meeting shareholders voted on the election of directors to the Company’s Board of Directors and the ratification of the accounting firm Deloitte and Touche LLP as the Company’s independent registered public accounting firm. The shareholders voted to elect the following persons as directors for one year terms: W. Brand

Inlow, Anthony W. Thompson and D. Fleet Wallace and to ratify the appointment of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for 2004.

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

      None

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