Form 10-Q
period 2004-09-30
T REIT INC
filed 2004-11-22
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

          As of November 15, 2004, there were 4,612,000 shares of common stock of T REIT, Inc. outstanding.

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Operations for the three-month and nine-month periods ended September 30, 2004 and 2003 (Unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity for the nine-month period ended September 30, 2004 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	33
Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

T REIT, INC

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying September 30, 2004 and 2003 interim financial statements of T REIT, Inc. (“Company”) required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes to the condensed consolidated financial statements. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission.

T REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Real estate investments:
Operating properties, net	$24,005,000	$15,747,000
Investments in unconsolidated real estate	20,798,000	19,331,000

	44,803,000	35,078,000
Cash and cash equivalents	6,729,000	12,189,000
Restricted cash	671,000	574,000
Investment in marketable securities	599,000	—
Accounts receivable, net	44,000	37,000
Accounts receivable from related parties	1,109,000	538,000
Real estate deposits	—	11,000
Other assets, net	4,476,000	296,000
Notes receivable	3,364,000	647,000

Total assets	$61,795,000	$49,370,000

LIABILITIES & SHAREHOLDERS’ EQUITY
Mortgages payable	$19,301,000	$9,250,000
Accounts payable and accrued liabilities	1,401,000	1,635,000
Accounts payable due to related parties	1,128,000	—
Distributions payable	319,000	318,000
Security deposits and prepaid rent	176,000	59,000

	22,325,000	11,262,000
Minority interests	1,921,000
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued; 4,612,000 and 4,646,000 shares outstanding at September 30, 2004 and December 31, 2003, respectively	47,000	47,000
Additional paid-in capital	41,501,000	41,265,000
Treasury stock, 108,000 and 74,000 shares at September 30, 2004 and December 31, 2003, respectively	(979,000)	(675,000)
Distributions in excess of earnings	(2,986,000)	(2,529,000)
Accumulated other comprehensive loss	(34,000)	—

Total shareholders’ equity	37,549,000	38,108,000

Total liabilities and shareholders’ equity	$61,795,000	$49,370,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(As restated)		(As restated)
Revenues:
Rental income	$1,568,000	$54,000	$3,667,000	$560,000
Expenses:
Rental expenses	468,000	68,000	1,248,000	192,000
General and administrative	458,000	228,000	822,000	563,000
Depreciation and amortization	225,000	50,000	1,320,000	124,000
Interest (including amortization of deferred financing costs)	347,000	65,000	836,000	190,000

	1,498,000	411,000	4,226,000	1,069,000

Income (loss) before other income, discontinued operations and minority interest expense	70,000	(357,000)	(559,000)	(509,000)
Other income
Interest and dividend income	82,000	11,000	323,000	76,000
Gain on sale of marketable securities	82,000	—	132,000	—
Equity in earnings of unconsolidated real estate	50,000	267,000	683,000	1,231,000

	214,000	278,000	1,138,000	1,307,000
Income (loss) from continuing operations before discontinued operations and minority interest expense	284,000	(79,000)	579,000	798,000
Discontinued operations:
Gain on sale on real estate dispositions	821,000	2,813,000	1,634,000	2,622,000
Income (loss) from discontinued operations	(38,000)	(38,000)	63,000	731,000

	783,000	2,775,000	1,697,000	3,353,000
Income before minority interests	1,067,000	2,696,000	2,276,000	4,151,000
Minority interests	(26,000)	—	(125,000)	—

Net income	$1,093,000	$2,696,000	$2,401,000	$4,151,000

Comprehensive income:
Net income	$1,093,000	$2,696,000	$2,401,000	$4,151,000
Unrealized loss on marketable securities	(25,000)	—	(34,000)	—

Comprehensive income	$1,068,000	$2,696,000	$2,367,000	$4,151,000

Earnings (loss) per share — basic and diluted
Continuing operations	$0.07	$(0.02)	$0.15	$0.17
Discontinued operations	$0.17	$0.59	$0.37	$0.72

Total earnings per share — basic and diluted	$0.24	$0.57	$0.52	$0.89

Weighted average shares of common stock outstanding — basic and diluted	4,620,000	4,696,000	4,636,000	4,685,000

Dividends declared per share	$0.21	$0.20	$0.62	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Stock
						Accumulated
			Additional		Distributions	Other
	Number of		Paid-In	Treasury	in Excess of	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Loss	Total

BALANCE — December 31, 2003	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,529,000)	$—	$38,108,000
Net income	—	—	—	—	2,401,000	—	2,401,000
Unrealized loss on marketable securities	—	—	—	—	—	(34,000)	(34,000)

Comprehensive income	—	—	—	—	—	—	2,367,000
Stock based compensation expense	—	—	236,000	—	—	—	236,000
Distributions	—	—	—	—	(2,858,000)	—	(2,858,000)
Repurchase of shares	(34,000)	—	—	(304,000)	—	—	(304,000)

BALANCE — September 30, 2004	4,612,000	$47,000	$41,501,000	$(979,000)	$(2,986,000)	$(34,000)	$37,549,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,401,000	$4,151,000
Adjustments to reconcile net income to net cash provided by operating activities
Distributions received in excess of equity in earnings of unconsolidated real estate	661,000	290,000
Gain on sale of real estate investments	(1,634,000)	(2,622,000)
Gain on sale of marketable securities	(132,000)	—
Depreciation and amortization — continuing and discontinued operations	1,738,000	501,000
Stock based compensation expense	236,000	—
Minority interests	(125,000)	—
Change in operating assets and liabilities:
Accounts receivable	(7,000)	145,000
Accounts receivable from related parties	99,000	93,000
Other assets	446,000	544,000
Accounts payable and accrued liabilities	(84,000)	(280,000)
Security deposits and prepaid rent	117,000	(93,000)

Net cash provided by operating activities	3,716,000	2,729,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,235,000)	—
Proceeds from sale of marketable securities	5,734,000	—
Purchase of real estate operating properties	(6,462,000)	(8,884,000)
Purchase of investments in unconsolidated real estate	(1,125,000)	(5,126,000)
Restricted cash	(97,000)	—
Capital expenditures	(1,666,000)	(156,000)
Proceeds from disposition of properties	3,239,000	36,164,000
Collections of notes receivable	6,511,000	5,000
Real estate deposits applied to purchases	11,000	3,821,000

Net cash (used in) provided by investing activities	(90,000)	25,824,000
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	5,000,000
Principal payments on mortgages payable	(4,949,000)	(23,800,000)
Borrowings on line of credit	710,000	—
Repayment on line of credit	(1,255,000)	—
Distributions paid	(2,858,000)	(2,889,000)
Distributions to minority shareholders	(430,000)	—
Repurchase of shares	(304,000)	(294,000)

Net cash used in financing activities	(9,086,000)	(21,983,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30,

	2004	2003

		(As restated)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,460,000)	6,570,000
CASH AND CASH EQUIVALENTS — beginning of period	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$6,729,000	$12,699,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$825,000	$1,556,000

Income taxes	$13,000	$30,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note receivable due to sale of property	$9,228,000	$—

NONCASH INVESTING ACTIVITIES:
Liabilities incurred acquisitions/dispositions	$18,021,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

      T REIT, Inc. (“Company”), was incorporated in December 1998 under the laws of the Commonwealth of Virginia. The Company has qualified and elected to be treated as a real estate investment trust, (“REIT”), for federal income tax purposes. The Company is in the business of acquiring existing office, industrial, retail and service properties located in several states. As of September 30, 2004, the Company owned real estate investments consisting of two consolidated properties and interests in ten unconsolidated properties. The Company acquires properties through its operating partnership, T REIT, L.P., (“Operating Partnership”), which is wholly owned by the Company.

      The Company is externally advised by an affiliated company, Triple Net Properties, LLC, (“Advisor”),which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an Advisory Agreement dated February 22, 2000, between the Company and the Advisor is for an initial one-year term, subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor (See Note 9).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and all references to the Company include the Operating Partnership and its subsidiaries. The Company accounts for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, the Company’s share of the earnings of these real estate investments is included in consolidated net income.

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

Interim Financial Data and Basis of Presentation

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), and in conjunction with the rules and regulations of the Securities and Exchange Commission, (“SEC”) Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/ A as filed with the SEC.

Restricted Cash

      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements.

Investment in Marketable Securities

      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of an equity security is temporary in nature, it records the change in other comprehensive income (loss) in shareholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on the Company’s statement of operations. There was no realized gain/loss recorded by the Company due to the write down in value for the periods ended September 30, 2004 and 2003. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Minority Interests

      Minority interests relate to the interests in the consolidated properties that are not owned by the Company, which, at September 30, 2004, amounted to a 25% interest in one of the consolidated properties.

Purchase Price Allocation

      In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the Company, with the assistance from independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.

      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

      These allocations are subject to change based on continuing due diligence, or other evidence, which may be obtained in the future to further substantiate these values.

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Internal Revenue Code, (“Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2004 and the year ended December 31, 2003 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

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

Per Share Data

      The Company reports earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares of common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities were stock warrants and stock options. As of September 30, 2004 and December 31, 2003, there were 101,000 stock warrants and 425,000 and 165,000 stock options, respectively, which were accounted for under the treasury stock method. The options and warrants did not have a dilutive effect on earnings per share.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the revenues and expenses for the reporting period. Actual results could differ from those estimates, potentially in adverse ways.

Stock Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options and warrants. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If the Company had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported net income	$1,093,000	$2,696,000	$2,401,000	$4,151,000
Add: Stock based employee compensation expense included in reported net income	236,000	—	236,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(280,000)	(9,000)	(344,000)	(42,000)

Pro forma net income	$1,049,000	$2,687,000	$2,293,000	$4,109,000

Reported net income per share — basic and diluted	$0.24	$0.57	$0.52	$0.89

Pro forma net income per share — basic and diluted	$0.23	$0.57	$0.49	$0.88

      These pro forma amounts were determined by estimating the fair value of each option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.25% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.8 years, and an expected volatility rate of 10%.

Segments

      The Company internally evaluates all properties as one industry segment and, accordingly, does not report segment information.

3.	Real Estate Investments

      The Company’s real estate investments are comprised of (i) consolidated properties excluding property held for sale, and (ii) investments in unconsolidated real estate.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Properties

      The Company’s investment in consolidated properties at September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30,	December 31,
	2004	2003

Buildings and tenant improvements	$18,399,000	$15,160,000
Land	6,318,000	1,012,000

	24,717,000	16,172,000
Less: accumulated depreciation	(712,000)	(425,000)

Operating properties, net	$24,005,000	$15,747,000

Acquisitions

      During the nine months ended September 30, 2004, the Company completed the following acquisitions:

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant in common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Triple Net Properties Realty, Inc. (“Realty”), which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer and President until his resignation effective August 18, 2004, of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet and is part of an eight-building complex built during 1999-2001. An affiliate of the Advisor purchased the remaining five buildings. During the nine months ended September 30, 2004, the Company recorded approximately $5,085,000 in lease intangible assets related to its acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a purchase price including closing costs of $1,631,000.

Dispositions

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land described above. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6% per annum and matured on June 14, 2004.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The note was refinanced by the buyer and the Company collected $6,500,000 on July 9, 2004 and received an adjustable note receivable for $2,200,000 (Note 5). In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota

      On September 9, 2004, the Company sold the remaining seven acres of land to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bears interest at 4% per annum and is due on March 7, 2005. At closing, the Company paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

Investments in Unconsolidated Real Estate

      During the nine months ended September 30, 2004, the Company invested in the following unconsolidated investments:

      Oakey Building, LLC Las Vegas, Nevada — April 2, 2004 — 9.76%

      Emerald Plaza, LLC, San Diego, CA — July 26, 2004 — 2.7%

      The aggregate investment for the two investments in unconsolidated real estate was approximately $1.7 million.

Oakey Building — Las Vegas, Nevada

      On April 2, 2004, the Company, through its wholly-owned subsidiary, TREIT — NNN Oakey Building 2003, LLC, purchased a 9.761% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. The total purchase price for the Oakey Building was $8,137,000. The Company’s total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10% per annum until the due date of April 1, 2005. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of approximately 104,000 square feet located in Las Vegas, Nevada.

Emerald Plaza — San Diego, CA

      On July 26, 2004, the Company, through its wholly-owned subsidiary, TREIT — NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, CA from an unaffiliated third party for $1,000,000. The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a fixed interest rate of 3.83% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 354,525 square feet located in downtown San Diego, California.

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests (“TIC”) and limited liability companies (“LLC”), which is accounted for under the

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity method. The Company had the following investments in unconsolidated real estate at September 30, 2004:

			Company’s
			Investment
		Percentage	September 30,
Property	Location	Owned	2004

City Center West “A” Building — TIC	Las Vegas, NV	89.13%	$7,987,000
Congress Center — LLC	Chicago, IL	10.22%	4,322,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.76%	1,363,000
Titan Building and Titan Plaza — TIC	San Antonio, TX	48.50%	2,088,000
Reno Trademark Building — TIC	Reno, NV	40.00%	1,529,000
Saddleback Financial — TIC	Laguna Hills, CA	25.00%	1,007,000
Oakey Building — LLC	Las Vegas, NV	9.76%	630,000
Enclave — LLC	Houston, TX	3.26%	454,000
County Center Building — TIC	Temecula, CA	16.00%	439,000
Emerald Plaza — LLC	San Diego, CA	2.70%	979,000

			$20,798,000

      The summarized unaudited condensed combined financial information in the Company’s unconsolidated real estate is as follows:

	As of	As of
	September 30,	December 31,
	2004	2003

Assets (primarily real estate)	$361,552,000	$246,975,000

Mortgages notes payable	$232,061,000	$159,962,000
Other liabilities	7,715,000	3,713,000
Equity	121,776,000	83,300,000

Total liabilities and equity	$361,552,000	$246,975,000

Company’s share of equity	$20,798,000	$19,331,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$11,806,000	$7,103,000	$28,924,000	$18,249,000
Rental and other Expenses	12,950,000	4,905,000	27,237,000	14,095,000

Net Income (loss)	$(1,144,000)	$2,198,000	$1,687,000	$4,154,000

Company’s Equity in earnings	$50,000	$267,000	$683,000	$1,231,000

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

      Other assets as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003

Deferred rent receivable	$100,000	$75,000
Lease commissions, net of accumulated amortization of $1,071,000 and $9,000 at September 30, 2004 and December 31, 2003, respectively	4,014,000	75,000
Loan fees, net of accumulated amortization of $101,000 and $48,000 at September 30, 2004 and December 31, 2003, respectively	266,000	145,000
Prepaid expenses	96,000	—
Other assets	—	1,000

Total other assets	$4,476,000	$296,000

5.	Notes Receivable

      The Company received a note for $8,700,000 from the purchaser in conjunction with the sale of Gateway Mall. The note was secured by a pledge agreement, bore interest at 6% per annum and was due June 14, 2004. The note was refinanced and the Company collected $6,500,000 in cash on July 9, 2004 and received a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note at September 30, 2004 was 8.6% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006.

      On September 3, 2004, the Company received a note for $528,000 from the purchaser in conjunction with the sale of Gateway Mall Land. The note is secured by a pledge agreement, bears interest at 4% per annum, is interest only, paid monthly, with the balance, including all unpaid interest due on March 7, 2005.

      The Company also holds a note with a balance of $636,000 and $647,000 at September 30, 2004 and December 31, 2003, respectively. The note is secured by a first deed of trust on a real estate property, and bears interest at 8.5% per annum. All accrued, unpaid interest and principal is due in December 2006.

6.	Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank, (“Fleet”) for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The applicable credit facility matured on September 2, 2004 and has two one-year extensions. On September 21, 2004, the Company extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of September 30, 2004, the Company had no outstanding amount under the line of credit.

7.	Mortgage Loans Payable

      In connection with the January 2004 acquisition of a 75% tenant in common interest in AmberOaks, an office portfolio located in Austin, Texas, the Company obtained a first mortgage in the amount of $15,000,000 from North Houston Bank. The loan requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.0%, subject to a floor of 5.5%. The interest rate at September 30, 2004 was 5.75%.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity

Share Repurchase Program

      Effective May 24, 2001, the Company adopted the Share Repurchase Plan, (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to request the repurchase of their common shares by the Company, subject to various limitations. Repurchases are made at the sole discretion of the Company’s Board of Directors. To be eligible to request a repurchase, a shareholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.

      The price paid by the Company per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations. The Company repurchased 31,000 and 34,000 shares of common stock for $272,000 and $304,000 during the three and nine months ended September 30, 2004, respectively.

Stock Option Plans

      In February 2000, the Company adopted stock option plans, (the “Plans”), for (1) independent and outside directors, and (2) its officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all the Company’s stock owned by the Advisor, affiliates of the Advisor and the Company’s officers and directors to exceed 10.% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares of common stock and 700,000 shares of common stock for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Option grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Price	Exercise Price

December 31, 2003	165,000	$9.05	$9.05
Granted	320,000	9.05	9.05
Cancelled	(60,000)	9.05	9.05

September 30, 2004	425,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price —		Exercise Price —
	Options	Contractual Life	Outstanding	Options	Exercisable
Exercise Prices	Outstanding	(Years)	Options	Exercisable	Options

$9.05	425,000	8.8	$9.05	160,000	$9.05

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Related Party Transactions

Advisory Agreement

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The Company compensates the Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due the Advisor under this Agreement. As described below, there were no amounts paid to the Advisor for services provided during the three and nine months ended September 30, 2004 and 2003.

      The Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by the Company (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment, and other administrative expenses. The Company reimburses the Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, the Company will not reimburse the Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets (as defined) or 25% of net income for such year. If the Advisor receives an incentive distribution, net income (for purposes of calculating reimbursable operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to the Advisor during a fiscal quarter will be repaid to the Company within 60 days after the end of the fiscal year. The Company bears its own expenses for functions not required to be performed by the Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters and other activities not directly related to real estate properties and other assets.

      The Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until the shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in the Company. If the fee is not paid in any quarter, it will accrue and be paid once the shareholders have received a cumulative 8% return. There were no asset management fees incurred or paid to the Advisor during the three and six month periods ended September 30, 2004 and 2003. The Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by the Company on properties managed.

Property Management Fees

      The Company pays Realty a property management fee equal to 5% of the gross revenue, as defined by the Advisory Agreement, from the properties. For the three and nine months ended September 30, 2004 and 2003, the Company incurred and paid property management fees to Realty of $82,000 and $226,000 and $17,000 and $198,000, respectively.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in T REIT, L.P., the Company’s Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the nine months ended September 30, 2004 and 2003.

Real Estate Commissions

      The total real estate sales commissions paid to Realty by the Company and unrelated third parties in connection with the Company’s real estate acquisitions and dispositions for the three and nine months ended September 30, 2004 and 2003 was $2,984,000 and $4,145,000 and $350,000 and $2,600,000,

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Of the total real estate sales commission paid to Realty, the Company paid $44,000 and $383,000 and $350,000 and $350,000 for the three and nine months ended September 30, 2004 and 2003, respectively (Note 3).

Related Party Accounts Receivable/ Payable

      Related party accounts receivable/ payable consists primarily of amounts due from/to the Company for the investments in unconsolidated properties.

10.	Commitments and Contingencies

SEC Investigation

      On September 16, 2004, the Company’s Advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and information advising it which exemption from the registration requirements of the Securities Act of 1933, as amended, were being relied upon for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism:

      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, the Company could lose all or a portion of its investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property Damage and Business Interruption	$200 million annual aggregate exposure, plus $10 thousand per occurrence deductible
Earthquake	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California Properties)	$50 million in excess of $10 million
Flood — Named Storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — All Other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/$100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (Excess Liability)	$100 million aggregate exposure
Acts of Terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt

      The Company’s share of unconsolidated debt was approximately $32.3 million and $30.3 million at September 30, 2004 and December 31, 2003, respectively. The increase of approximately $2 million was due to the refinancing of Congress Center in September 2004 along with the purchase of interests in the unconsolidated investments of the Oakey Building and Emerald Plaza in April 2004 and July 2004, respectively.

      On September 3, 2004, the Advisor refinanced Congress Center with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. While the Company owns a 10.22% interest in Congress Center, it is jointly and severally liable with the other owners for payment of the three loans. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 was expensed in September 2004.

      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The Property is required to make monthly interest only payments until October 1, 2006. Thereafter, the Property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No prepayments of principal is permitted until July 1, 2014.

Litigation

      On February 11, 2004, Clearview Properties (“Clearview”) filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation (“Property Texas”), Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants wilfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of the Company’s alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action. In depositions made on October 20, 2004, an officer of Clearview testified that he had no evidence of interference by the Company. As such, the Company intends to file a motion for summary judgment in its favor. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust (the “Purchasers”) filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and Triple Net Properties, LLC (collectively, the “Sellers”). The Company, through its wholly owned subsidiary T REIT-Seguin, LLC purchased a 26% interest in the Seguin Corners Shopping Center in November 2000 which was sold to the Purchasers in August 2002. The petition alleges

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the Purchasers. The Company believes that there is no substantive merit to the claims made by the Purchaser and intends to vigorously defend the action. If the Purchasers prevails in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to or of which any of its properties is the subject.

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

Other

      The Company’s other commitments and contingencies include the usual obligations of a real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

11.	Discontinued Operations — Property Held for Sale

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2004 and 2003, discontinued operations included the net income of one property sold in 2004 and three properties sold in 2003. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Rental income	$—	$1,024,000	$350,000	$3,749,000
Interest income	—	1,000	26,000	2,000

	—	1,025,000	376,000	3,751,000
Expenses
Rental expenses	38,000	464,000	100,000	1,199,000
General and administrative	—	(4,000)	—	54,000
Depreciation and amortization	—	48,000	19,000	294,000
Interest (including amortization of deferred financing fees)	—	555,000	194,000	1,473,000

	38,000	1,063,000	313,000	3,020,000

Net income (loss)	$(38,000)	$(38,000)	$63,000	$731,000

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restatement

      Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended September 30, 2003, the Company determined that it should have reported the gain (loss) on sale of real estate investments in certain real estate properties previously reported in income from continuing operations in the periods ended September 30, 2003 as discontinued operations and that the gain (loss) on sale of certain real estate reported in the periods ended September 30, 2003 contained an error because the final allocation of the property basis had not been taken into account in the proper period. As a result, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2003 have been restated from the amounts previously reported to correct the accounting for the transactions discussed herein and to reclassify the operating results of properties disposed subsequent to September 30, 2003 as discontinued operations. A summary of the significant effects of the restatement on the condensed consolidated financial statements is as follows:

	Three Months Ended September 30, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Revenues	$548,000	$—	$(494,000)	$54,000
Operating expenses	824,000	—	(413,000)	411,000
Other income	278,000	—	—	278,000
Gain (loss) on sale of real estate investments	2,814,000	(2,814,000)	—	—

Income (loss) from continuing operations	2,816,000	(2,814,000)	(81,000)	(79,000)
Gain (loss) on sale of real estate investments	—	2,814,000	(1,000)	2,813,000
Income from discontinued operations — property held for sale	(120,000)	—	82,000	(38,000)

Net income	$2,696,000	$—	$—	$2,696,000

Net income (loss) per common share — basic and diluted
Continuing operations	$0.60			$(0.02)
Discontinued operations	$(0.03)			$0.59

Total net income per common share	$0.57			$0.57

	Nine Months Ended September 30, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Revenues	$1,676,000	$—	$(1,116,000)	$560,000
Operating expenses	1,986,000	—	(917,000)	1,069,000

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2003

			Reclassification
	As Previously	Correction	of Discontinued
	Reported	of Errors	Operations	As Restated

Other income	1,308,000	—	(1,000)	1,307,000
Gain (loss) on sale of real estate investments	2,837,000	(2,837,000)	—	—

Income (loss) from continuing operations	3,835,000	(2,837,000)	(200,000)	798,000
Gain (loss) on sale of real estate investments	—	2,622,000	—	2,622,000
Income from discontinued operations — property held for sale	531,000	—	200,000	731,000

Net income	$4,366,000	$(215,000)	$—	$4,151,000

Net income (loss) per common share — basic and diluted
Continuing operations	$0.82			$0.17
Discontinued operations	$0.11 $0.93			$0.72 $0.89
Total net income per common share

13.	Subsequent Events

      Subsequent to September 30, 2004 the Company has listed certain unconsolidated properties with a real estate broker.

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of September 30, 2004 and December 31, 2003, together with results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003, respectively.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REIT”)); availability of capital, interest rates; competition; supply and demand for operating properties in the Company’s current and proposed market areas; generally accepted accounting principles, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of buyers to acquire properties the Company makes available for sale; the availability of financing; and the absence of material litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Overview and Background

      The Company was organized in December 1998 to acquire and manage a diversified portfolio of real estate composed of office, industrial, retail and service properties located primarily in the following focus states: Alaska, Florida, Iowa, Michigan, Minnesota, Nevada, North Carolina, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, Wisconsin and Wyoming. The Company has been operating and intends to continue operating as a REIT for federal and state income tax purposes. To maintain the REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to the shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates. As of September 30, 2004, the Company believes it is in compliance with all relevant REIT requirements.

      The Company was incorporated to acquire ownership interests in office, industrial and service real estate properties. The Company completed its first property acquisition in September 2001. As of September 30, 2004, it has purchased interests in 12 properties, including two consolidated office properties and ten unconsolidated interests in office/industrial properties.

      The Company is externally advised by Triple Net Properties, LLC. (the “Advisor”). The Advisor is primarily responsible for managing the day-to-day operations and assets of the Company. The advisory agreement between the Company and its Advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of the Company’s independent directors. The Company’s Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Business Strategy

      The Company’s primary business strategy is to actively manage its property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. The Company may also sell existing properties and place the net proceeds therefrom into new investment properties it believes will generate long-term value.

Acquisitions During the Nine Months Ended September 30, 2004

      During the nine months ended September 30, 2004, the Company completed the following acquisitions:

AmberOaks LP — Austin, Texas

      On January 20, 2004, the Company, through its wholly-owned subsidiary, TREIT — AmberOaks LP, purchased a 75% undivided tenant in common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for AmberOaks was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Triple Net Properties Realty, Inc. (“Realty”), which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer and President until his resignation effective August 18, 2004, of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 206,000 square feet and is part of an eight-building complex built during 1999-2001. An affiliate of the Advisor purchased the remaining five buildings. During the nine months ended September 30, 2004, the Company recorded approximately $5,085,000 in lease intangible assets related to its acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota

      On February 27, 2004, the Company purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a purchase price including closing costs of $1,631,000.

      During the nine months ended September 30, 2004, the Company invested in the following unconsolidated investments:

Oakey Building, LLC, Las Vegas, Nevada — April 2, 2004 — 9.76%
Emerald Plaza, LLC, San Diego, CA — July 26, 2004 — 2.7%

      The aggregate investment for the two unconsolidated investments was approximately $1.7 million.

Oakey Building — Las Vegas, Nevada

      On April 2, 2004, the Company, through its wholly-owned subsidiary, TREIT — NNN Oakey Building 2003, LLC, purchased a 9.761% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. The total purchase price for the Oakey Building was $8,137,000. The Company’s total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings under a secured mortgage with Ivan Halaj and Vilma Halaj Inter Vivos Trust. The mortgage requires principal and interest payments at a fixed interest rate of 10% until the due date of April 1, 2005. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a 104,000 square foot Class A office building located in Las Vegas, Nevada.

Emerald Plaza — San Diego, CA

      On July 26, 2004, the Company, through its wholly-owned subsidiary, TREIT — NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, CA from an unaffiliated third party for $1,000,000. The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured mortgage with Citigroup Global Markets Realty Corp. The mortgage requires interest only payments through the maturity date of June 17, 2007 at an interest rate of 3.83%. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a 354,525 square foot Class A office tower located in downtown San Diego, California.

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests (“TIC”) and limited liability companies (“LLC”). The Company had the following investments in unconsolidated real estate at September 30, 2004:

			Company’s
		Percentage	Investment
Property	Location	Owned	9/30/2004

City Center West “A” Building — TIC	Las Vegas, NV	89.13%	$7,987,000
Congress Center — LLC	Chicago, IL	10.22%	4,322,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.76%	1,363,000
Titan Building and Titan Plaza — TIC	San Antonio, TX	48.50%	2,088,000
Reno Trademark Building — TIC	Reno, NV	40.00%	1,529,000
Saddleback Financial — TIC	Laguna Hills, CA	25.00%	1,007,000
Oakey Building — LLC	Las Vegas, NV	9.76%	630,000
Enclave — LLC	Houston, TX	3.26%	454,000
County Center Building — TIC	Temecula, CA	16.00%	439,000
Emerald Plaza — LLC	San Diego, CA	2.70%	979,000

			$20,798,000

Dispositions During the Nine Months Ended September 30, 2004

Gateway Mall — Bismarck, North Dakota

      On March 18, 2004, the Company sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6% per annum and matured June 14, 2004. The note was refinanced by the buyer and the Company received $6,500,000 on July 9, 2004 and was issued an adjustable note receivable for $2,200,000. In connection with the sale of Gateway Mall, the Company repaid a note payable secured by the property with an outstanding balance of $4,876,000. At closing, the Company paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota

      On September 9, 2004, the Company sold the remaining seven acres of land to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bears interest at 4% per annum and is due March 7, 2005. At closing, the Company paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. A summary of these policies can be found in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2003. There have been no material changes to these policies in 2004.

Factors Which May Influence Results of Operations

Rental Income

      The amount of rental income generated by the Company’s properties depends principally on the Company’s ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Scheduled Lease Expirations

      As of September 30, 2004, the Company’s portfolio was 91% leased to 23 tenants. There are no leases expiring during the remainder of 2004 and 21% of the leased square footage expires during 2005. The Company’s leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which the Company is unable to negotiate such renewals. Of the leases expiring in 2005, the Company anticipates, but cannot assure, that approximately 84% of the tenants will renew for another term.

Public Offering of Equity Securities

      On February 22, 2000, the Company commenced its initial public offering of up to 10,000,000 shares of common stock at $10.00 per share pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933, as amended. The Company commenced its active operations on September 26, 2000 when it completed its first property acquisition. The Company terminated its initial public offering on May 31, 2002 for which it received gross proceeds of approximately $46,395,000 from the sale of 4,720,000 shares of common stock. For the nine months ended September 30, 2004 and 2003, the Company had repurchased 34,000 and 32,000 shares of common stocks pursuant to its Repurchase Plan, respectively.

Restatement

      As discussed in Note 12 to the condensed consolidated financial statements included in Item 1, the Company’s financial statements for the three and nine month periods ended September 30, 2003 have been restated. The accompanying MD&A give effect to the restatement.

Results of Operations

      Operating results are primarily comprised of income derived from the Company’s portfolio of properties. Because of the significant property acquisitions and dispositions throughout the three and nine months ended September 30, 2004 and 2003, respectively, the comparability of financial data from period to period is limited. Certain 2003 amounts have been restated to reflect the effects of discontinued operations adjustments for properties disposed of in 2004. See Note 11 to the condensed consolidated financial statements for additional information.

Comparison of the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30,				Nine Months Ended September 30,

				Percent				Percent
	2004	2003	Change	Change	2004	2003	Change	Change

Revenues:
Rental income	$1,568,000	$54,000	$1,514,000	2803.70%	$3,667,000	$560,000	$3,107,000	554.82%
Expenses:
Rental expenses	468,000	68,000	400,000	588.24%	1,248,000	192,000	1,056,000	550.00%
General and administrative	458,000	228,000	230,000	100.88%	822,000	563,000	259,000	46.00%
Depreciation and amortization	225,000	50,000	175,000	350.00%	1,320,000	124,000	1,196,000	964.52%
Interest (including amortization of deferred financing costs)	347,000	65,000	282,000	433.85%	836,000	190,000	646,000	340.00%

	1,498,000	411,000	1,087,000	264.48%	4,226,000	1,069,000	3,157,000	295.32%

Income (loss) before other income, discontinued operations and minority interests	70,000	(357,000)	427,000	(119.61)%	(559,000)	(509,000)	(50,000)	9.82%
Other income:
Interest and dividend income	82,000	11,000	71,000	645.45%	323,000	76,000	247,000	325.00%
Gain on sale of marketable securities	82,000	—	82,000	0.00%	132,000	—	132,000	0.00%
Equity in earnings of unconsolidated real estate	50,000	267,000	(217,000)	(81.27)%	683,000	1,231,000	(548,000)	(44.52)%

	214,000	278,000	(64,000)	(23.02)%	1,138,000	1,307,000	(169,000)	(12.93)%
Income (loss) from continuing operations before discontinued operations and minority interests	284,000	(79,000)	363,000	(459.49)%	579,000	798,000	(219,000)	(27.44)%
Discontinued operations:
Gain on sale on real estate dispositions	821,000	2,813,000	(1,992,000)	(70.81)%	1,634,000	2,622,000	(988,000)	(37.70)%
Income (loss) from discontinued operations	(38,000)	(38,000)	—	0.00%	63,000	731,000	(668,000)	(91.38)%

	783,000	2,775,000	(1,992,000)	(71.78)%	1,697,000	3,353,000	(1,656,000)	(49.40)%
Income before minority interests	1,067,000	2,696,000	(1,629,000)	(60.42)%	2,276,000	4,151,000	(1,875,000)	(45.17)%
Minority interests	(26,000)	—	(26,000)	0.00%	(125,000)	—	(125,000)	0.00%

Net income	$1,093,000	$2,696,000	$(1,603,000)	(59.46)%	$2,401,000	$4,151,000	$(1,750,000)	(42.16)%

      Rental income increased $1,514,000, or 2,804%, to $1,568,000 and $3,107,000, or 555%, to $3,667,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. $1,080,000 and $2,695,000 of these increases for the three and nine months ended September 30, 2004, respectively, were attributable to the acquisition of AmberOaks in January 2004.

      Rental expenses increased $400,000, or 588%, to $468,000 and $1,056,000, or 550%, to $1,248,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. $374,000 and $1,021,000 of these increases for the three and nine months ended September 30, 2004, respectively, were attributable to the acquisition of AmberOaks in January 2004. The increases were also attributable to an increase in property taxes, administration fees, ground maintenance expenses, offset by a decrease in management fees for University Heights.

      General and administrative expenses increased $230,000, or 101%, to $458,000 and $259,000, or 46%, to $822,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year due to the increase in accounting and legal fees due to regulatory filings.

      Interest expense increased $282,000, or 434%, to $347,000 and $646,000, or 340%, to $836,000 during the three and nine months ended September 30, 2004, respectively, when compared to the same periods of the prior year. $211,000 and $548,000 of these increases for the three and nine months ended September 30, 2004, respectively, were attributable to the interest on the mortgage note for AmberOaks. The increases were also attributable to the Christie Street Indemnification and draws under the line of credit in 2004.

      Depreciation and amortization increased $175,000, or 350%, to $225,000 and $1,196,000, or 965%, to $1,320,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. $215,000 and $1,235,000 of these increases for the three and nine months ended September 30, 2004, respectively, were attributable to the acquisition of AmberOaks in January 2004.

      Interest and dividend income increased $71,000, or 645%, to $82,000 and $247,000, or 325%, to $323,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. This increase was primarily due to the interest earned on the notes receivable for the sale of Gateway Mall and dividends on investments in marketable securities.

      Gain on sale of marketable securities was due to the purchase and sale of REIT investment securities for the three and nine months ended September 30, 2004, respectively.

      Equity in earnings of unconsolidated real estate decreased by $217,000, or 81%, to $50,000 and $548,000, or 45%, to $683,000 for the three and nine months ended September 30, 2004, respectively, compared with the same periods of the prior year. The decrease was primarily due to the write off of prepaid loan costs due to the refinancing of the Congress Center property as well as the increase in depreciation and amortization as a result of finalization of purchase price allocations of the acquired unconsolidated real estate assets.

      Income (loss) from continuing operations increased by $363,000, or 459% to $284,000 or $0.07 per basic and diluted share and decreased $219,000, or 27%, to $579,000, or $0.15 per basic and diluted share for the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year.

      Income from discontinued operations for the nine months ended September 30, 2004 represents the net operating results of one consolidated property that was sold during the nine months ended September 30, 2004, including interest expense and depreciation related to this property through the date of sale. Income from discontinued operations for the nine months ended September 30, 2003 represents the net operating results of the three properties sold in 2003 and the one property sold in 2004. Gain (loss) on sale of real estate dispositions was $1,634,000 for the nine months ended September 30, 2004 and was due to the sale of Gateway Mall on March 18, 2004 and Gateway Mall Land on September 9, 2004. Gain on the sale of real estate dispositions for the nine months ended September 30, 2003 was $2,622,000 and was due to the sales of North Star Shopping Center, Thousand Oaks, and Pahrump.

      Net income was $1,093,000, or $0.24, per basic and dilutive share and $2,401,000, or $0.52, per basic and dilutive share, for the three and nine months ended September 30, 2004, respectively, compared with net income of $2,696,000, or $0.57 per basic and dilutive share, and $4,151,000, or $0.89 per basic and dilutive share, for the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

Liquidity

Cash Flows

      Net cash provided by operating activities was $3,716,000 for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $2,729,000 for the nine months ended September 30, 2003. The increase was primarily contributed by an increase in accounts payable, an increase in depreciation for AmberOaks which was acquired in 2004, and an increase in amortization, compared to the prior period.

      Net cash used in investing activities was $90,000 for the nine months ended September 30, 2004, a decrease from net cash provided by investing activities of $25,824,000 for the nine months ended September 30, 2003. The decrease from the prior period is primarily attributed to the $32,925,000 decrease in net proceeds from real estate dispositions, partially offset by the collection of notes receivable of $6,500,000 in 2004.

      Net cash used in financing activities was $9,086,000 for the nine months ended September 30, 2004 compared to $21,983,000 for the nine months ended September 30, 2003. Cash was used primarily for the payment of debt and shareholder distributions.

      As a result of the above, cash and cash equivalents decreased $5,460,000 for the nine months ended September 30, 2004 to $6,729,000.

      During the nine months ended September 30, 2004 and 2003, the Company generated cash from operations of $3,716,000 and $2,729,000, respectively. During the nine months ended September 30, 2004 and 2003, the Company declared and paid distributions to our stockholders of $2,858,000 and $2,889,000 respectively. Cash used in financing activities during the nine months ended September 30, 2004 and 2003, was $9,086,000 (including a debt repayment of $6,204,000) and $21,983,000 (including debt repayments of $23,800,000), respectively. Cash flows from investing activities during the nine months ended September 30, 2004 and 2003, was $(90,000) and $25,824,000 (primarily from property dispositions), respectively. The Company currently has no principal debt repayments until February 2006; however, it continues to pay monthly interest payments on such debt. As there is no maturing debt coming due through the end of 2004 and 2005, the Company believes that its net cash provided by operating activities, availability under the line of credit, proceeds from other financing sources that are expected to be available and proceeds from anticipated asset sales will together provide sufficient liquidity to meet its cash needs during the next twelve months.

      If the Company experiences lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our Board of Directors continues to declare distributions for the shareholders at current levels, the Company expects a cash flow deficit in subsequent periods. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results. To the extent any distributions are made to the shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to shareholders for Federal income tax purposes.

      A material adverse change in the net cash provided by operating activities may affect the Company’s ability to fund these items and may affect the financial performance covenants under its line of credit and unsecured notes. If the Company fails to meet its financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and the line of credit could become unavailable to the Company or the interest charged on the line of credit could increase. Any of these circumstances could adversely affect the Company’s ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

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

Financing

      Notes and contracts payable as a percentage of total capitalization increased to 67% at September 30, 2004 from 20% at December 31, 2003. This increase was due to the issuance of the mortgage with the acquisition of AmberOaks offset in part by the sale of Gateway Mall and subsequent payment of the note related to the property.

Line of Credit

      On September 3, 2003, the Company entered into an agreement with Fleet National Bank, (“Fleet”) for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The applicable credit facility matured on September 2, 2004 and has two one-year extensions. On September 21, 2004, the Company extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of September 30, 2004, the Company had no outstanding amount under the line of credit.

Unconsolidated Debt

      The Company’s share of unconsolidated debt was approximately $32.3 million and $30.3 million at September 30, 2004 and December 31, 2003, respectively. The increase of approximately $2 million was due to the refinancing of Congress Center in September 2004 along with the purchase of interests in the unconsolidated investments of Oakey Building and Emerald Plaza in April 2004 and July 2004, respectively.

      On September 3, 2004, the Advisor refinanced Congress Center with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. While the Company owns a 10.22% interest in Congress Center, it is jointly and severally liable with the other owners for payment of the three loans. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 was expensed in September 2004.

      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The Property is required to make monthly interest only payments until October 1, 2006. Thereafter, the Property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No prepayments of principal is permitted until July 1, 2014.

REIT Requirements

      In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. Cash flow from operating activities is expected to be used for distributions to shareholders.

Commitment and Contingencies

      Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, the Company could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate exposure, plus $10 thousand per occurrence deductible
Earthquake	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California Properties)	$50 million in excess of $10 million
Flood — Named Storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — All Other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/$100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (excess liability)	$100 million aggregate exposure
Acts of terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible.

Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal payments of secured debt and line of credit as well as scheduled interest payments of the fixed rate debt at September 30, 2004. The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2004)	(2005-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$16,000	$206,000	$4,079,000	$—	$4,301,000
Interest payments — fixed rate debt	57,000	669,000	—	—	726,000
Principal payments — variable rate debt	—	15,000,000	—	—	15,000,000
Interest payments — variable rate debt	216,000	1,767,000	—	—	1,983,000

Total	$289,000	$17,642,000	$4,079,000	$—	$22,010,000

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

SEC Investigation

      On September 16, 2004, the Company’s Advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and information advising it which exemption from the registration requirements of the Securities Act of 1933,as amended, were being relied upon for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Inflation

      The Company will be exposed to inflation risk as income from long-term leases is expected to be the primary source of its cash flows from operations. The Company expects that there will be provisions in the majority of its tenant leases that would protect the Company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Funds from Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”), as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.

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

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003

Net income	$2,401,000	$4,151,000
Add:
Depreciation and amortization — continuing operations	1,320,000	124,000
Depreciation and amortization — discontinued operations	17,000	263,000
Depreciation and amortization — unconsolidated real estate operating properties	1,041,000	782,000
Less:
(Gain)/ loss on sale of property	(1,634,000)	(2,622,000)

Funds from operations	$3,145,000	$2,698,000

Weighted average common shares outstanding — basic and diluted	4,636,000	4,685,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of its real estate investment portfolio and operations. Management’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rate debt to fixed rate debt. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The Company’s interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$16,000	$65,000	$69,000	$72,000	$4,079,000	$—	$4,301,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	5.25%	—	5.25%
Variable rate debt	$—	$—	$197,000	$14,803,000	$—	$—	$15,000,000
Average interest rate on maturing debt	—	—	5.75%	5.75%	—	—	5.75%

      The fair estimated value of the Company’s debt approximates its September 30, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of September 30, 2004 was approximately 5.64% per annum. At September 30, 2004, the Company’s mortgage debt consisted of $4,301,000 or 22% of the total debt at a fixed interest rate of 5.25% per annum and $15,000,000 or 78% of the total debt at a weighted average variable interest rate of 5.75% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2004, for example, a .25% increase in LIBOR would have increased the overall annual interest expense by approximately $38,000 or less than 4.35%.

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

      Following the signatures section of this Quarterly Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      As of the end of the period covered by this report, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and third-party consultants (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Effective February 8, 2004, our Board of Directors retained Deloitte & Touche, LLP (“Deloitte”) as our new independent registered public accounting firm based on the recommendation of the audit committee. As a result of Deloitte’s audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company received certain recommendations from Deloitte concerning certain matters related to the Company’s internal controls and certain observations and recommendations on other accounting, administrative and operating matters (the “Deloitte recommendations”).

      As a result of the Evaluation and the Deloitte recommendations, we are (1) designing improved internal control procedures to address a number of financial reporting issues and disclosure controls by developing formal policies and procedures and (2) developing policies and procedures to (i) mitigate the disruptive effect of the recent turn-over in senior management, including senior financial management personnel, and (ii) train the appropriate personnel to undertake their assignments more effectively. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.

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

      The Company has implemented and continues to implement improvements in the Company’s internal controls, including, among others, devising, standardizing and promulgating new policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters.

      The Company has also employed a new Chief Financial Officer with considerable experience in public company financial reporting, GAAP and REIT compliance and added the position of Chief Accounting Officer.

      The Company is assigning a high priority to its financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.

      Pursuant to the Evaluation, after taking into account the above information, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered in this report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in its reports that it files or submits under the Exchange Act is recorded, processes, summarized and reported within the applicable time periods specified in the SEC and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Investigation

      On September 16, 2004, the Company’s Advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and information advising it which exemption from the registration requirements of the Securities Act of 1933, as amended, were being relied upon for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Litigation

      On February 11, 2004, Clearview Properties (“Clearview”) filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation (“Property Texas”), Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and the Advisor, Realty and the Company. The complaint alleges that Property Texas breached an Agreement of Sale and Purchase to sell Clearview certain real property located in Houston, Texas. Only one of the complaint’s eight separate counts alleges the involvement of the Company, the Advisor and Realty. That count alleges that the Company, the Advisor and Realty and/or the other defendants wilfully and intentionally interfered with the contract between Clearview and Property Texas and that such interference proximately caused Clearview’s injury and sufferance of actual damages. The maximum exposure to the Company is uncertain, as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. The Company believes that there is no substantive merit to the claims made by Clearview with respect to the Company, the Advisor or Realty and it intends to vigorously defend the action.

      In depositions made on October 20, 2004, an Officer of Clearview testified that he had no evidence of interference by the Company. As such, the Company intends to file a motion for summary judgment in its favor. However, if Clearview were to prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust (the “Purchasers”) filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and Triple Net Properties, LLC (collectively, the “Sellers”). The Company, through its wholly owned subsidiary T REIT-Seguin purchased a 26% interest in the Seguin Corners Shopping Center in November 2000 which was sold to the Purchasers in August 2002. The petition alleges that Sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to Purchasers. The Company believes there is no substantive merit to the claims made by the Sellers with respect to the Company and it intents to vigorously defend the action. If the

Purchasers prevail in this action, it could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

      Other than the above, to the Company’s knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to or of which any of its properties is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      In connection with the review process for the quarterly period ended September 30, 2004, the Company’s audit committee determined on November 2, 2004 that the accounting treatment for one of the Company’s real estate properties inaccurately reflected the property as an investment in unconsolidated real estate under the equity method rather than as a consolidated tenant-in-common interest in the Company’s financial statements included in the Form 10-Q filings for the respective quarterly periods ending March 31, 2004 and June 30, 2004, and that, therefore, a restatement of the Company’s financial statements for the periods referenced above should be made to prevent future reliance on those filings.

      Concurrent with this filing, the Company has filed amended Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2004 and June 30, 2004 that include restated financial statements and amendments to related disclosures.

      The Company’s management and audit committee have discussed the matters disclosed in this item with Deloitte.

Item 6.	Exhibits

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference).
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference).
10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference).
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference).
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).

10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, INC.
(Registrant)

By:	/s/ JACK R. MAURER

Jack R. Maurer
Chief Executive Officer

By:	/s/ SCOTT D. PETERS

Scott D. Peters
Chief Financial Officer

By:	/s/ KELLY J. CASKEY

Kelly J. Caskey
Chief Accounting Officer

Date: November 22, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference).
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference).
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference).
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference).
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference).
10.5	Advisory Agreement between the Company and the Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference).
10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference).
10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference).
10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference).
10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference).
10.10	First Amendment to Advisory Agreement between the Company and the Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference).
10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference).

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference).
10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by the Company on May 14, 2003 and incorporated herein by reference).
10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by the Company on September 5, 2002 and incorporated herein by reference).
10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by the Company on August 26, 2003 and incorporated herein by reference).
10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 9, 2003 and incorporated herein by reference).
10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.