Form 10-K
period 2004-12-31
T REIT INC
filed 2005-04-01
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(877) 888-7348
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:
Common Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      As of June 30, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $44,426,000 (based on the price for which each share was sold).
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of March 31, 2005, there were 4,606,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.
(A VIRGINIA CORPORATION)

i

PART I

Item 1.	Business
Significant events occurring since November 22, 2004 (the filing date of the Form 10-Q for the third quarter of 2004) include:

Plan of Liquidation
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholders’ vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended) and (iii) the possible need to reduce our monthly distributions, in November, 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. After consideration of the alternatives reasonably available to us, the special committee and our board of directors approved the preparation of a plan of liquidation and a proxy statement to be presented to the special committee and our board of directors for further approval. On February 16, 2005, the special committee unanimously determined that the terms of the plan of liquidation are fair to, and in your best interests and approved the sale of all of our assets and our dissolution pursuant to a plan of liquidation; the foregoing remains subject to our board of directors’ and shareholders’ approval, respectively.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best effort offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. Our board of directors is considering alternatives to address the errors in the prior performance tables.
Our Company
      We were formed as a Virginia corporation in December 1998 and were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We were organized to acquire, manage and invest in a diversified portfolio of real estate projects or interests therein of office, industrial, retail and service properties located primarily in the following states: Alaska; Florida; Iowa; Michigan; Minnesota; Nevada; North Carolina; South Carolina; South Dakota; Tennessee; Texas; Virginia; Washington; Wisconsin; and Wyoming. We completed our first property acquisition on September 26, 2000. As of December 31, 2004, we owned interests in eleven properties, including two consolidated interests in office properties and nine unconsolidated interests in office properties located in the following four states: California, Texas, Illinois and Nevada.
      We conduct business and own properties through T REIT, L.P., or the Operating Partnership, which was formed as a Virginia limited partnership in December 1998. We are the sole general partner of the Operating Partnership and have control over the affairs of the Operating Partnership.
      Our day-to-day operations are managed by Triple Net Properties, LLC, or our Advisor, under an advisory agreement, or our Advisory Agreement. Our Advisor is affiliated with us in that the two entities have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors, until his resignation as chief executive officer and president in August 2004, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), a real estate brokerage and management company, to provide various services for our properties. Our Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.
      We have been operating, and subject to our board of directors’ and shareholders’ approval of a plan of liquidation, which has not yet been submitted for approval or been approved, we intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2004, we believe we are in compliance with all relevant REIT requirements.
      Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (877) 888-7348. Our Advisor’s website is www.1031nnn.com. We make our periodic and current reports available on our Advisor’s web-site after these materials are filed with the Securities and Exchange Commission, or the SEC. They are also available in print to any shareholder upon request. We do not maintain our own website or have an address or telephone separate from our Advisor. Since we pay a management fee to our Advisor, we do not pay rent for the use of their space.
Developments During 2004
      During 2004:

•	we purchased a consolidated property in January 2004 for $22,965,000 and purchased interests in two unconsolidated properties for $1,670,000 in April and July 2004; and

•	we sold one consolidated property for a total gross sales price of approximately $11,600,000.
Current Investment Objectives and Policies
General
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, our primary investment objective is to obtain current income from investments in real estate. Pursuant thereto, we have sought to:

•	invest in income producing real property (or interests therein) generally through equity investments in a manner which permits us to continue to qualify as a REIT for federal income tax purposes;

•	generate cash available for distribution to our shareholders;

•	preserve and protect shareholder capital; and

•	realize capital appreciation upon the ultimate sale of our properties.
      To the extent feasible, we will strive to invest in a diversified portfolio of properties or interests therein, in terms of geography, type of property and types of tenants, that will satisfy our investment objectives. However, we cannot assure you that we will attain all of these objectives or that shareholder capital will not decrease.
Acquisition Strategies
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, under the current business plan, we will continue to primarily acquire, through wholly-owned subsidiaries of our Operating Partnership, wholly-owned and undivided tenant-in-common, or TIC, interests in office, industrial, retail and service properties. We will continue to seek to acquire properties (or interests therein) leased by creditworthy tenants under net leases. We may continue to acquire properties through joint ventures or the acquisition of substantially all of the interests of an entity which in turns owns the property. In connection with the purchase of undivided TIC interests in properties, we may continue to purchase TIC interests in properties where the other TICs are participating in tax-free exchanges arranged by our Advisor. Such transactions will earn our Advisor or its affiliates’ commissions on the tax-free exchanges, and may impact the extent to which we participate in such acquisitions.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we may continue to primarily acquire properties with cash and mortgage or other debt; however, we may acquire some properties free and clear of mortgage indebtedness by paying the entire purchase price for such property in cash or in units in our Operating Partnership. With respect to properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties if favorable financing terms are available to us. The proceeds from such loans, if any, would be used to acquire additional properties and increase our cash flow. Although not required by our articles of incorporation or bylaws, as a policy matter, we do not intend to incur indebtedness in excess of 70% of the aggregate fair market value of all our properties, as determined at the end of each calendar year. In addition, we do not intend to incur secured indebtedness on a specific property in excess of approximately 80% of such property’s fair market value.
      Under our current acquisition strategies, the majority of properties we may acquire in the future will be at least 75% leased on the acquisition date. We expect that most of the applicable leases will be “net” leases with initial terms of 10 to 15 years, but generally not less than five years and usually providing for a base minimum annual rent with periodic increases. “Net” leases typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property, in addition to lease payments.
      In acquiring a property, we may enter into arrangements with the seller of a property in support of minimum cash flow requirements from the property, obtain an option on a property or commit to purchase a property subject to completion of renovation or construction.
      As of December 31, 2004, three of our properties or interests in properties were located in California, three in Nevada, four in Texas and one in Illinois. Our consolidated properties were 98% leased as of December 31, 2004 and our unconsolidated properties were 89% leased as of December 31, 2004.
      To assist us in our acquisition efforts, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such properties, borrowing money or obtaining financing, completing construction of properties or for any other purpose related to its business. We may also acquire properties from entities advised by our Advisor. Such acquisitions must be approved by a majority of our directors, including a majority of our independent directors.
Acquisition Standards
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, based on our Advisor’s prior real estate experience, we believe our Advisor has the ability to identify properties capable of meeting our current investment objectives. In evaluating potential acquisitions, the primary factor considered is the property’s current and projected cash flow. We also consider a number of other factors relating to a property, including, without limitation, its:

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
Our Advisor has substantial discretion with respect to the selection of specific properties; however, purchase agreements must be approved by our board of directors.
      We will not close the purchase of any property unless and until we obtain an environmental assessment, a minimum of Phase I review, for each property purchased and are generally satisfied with the environmental status of the property.
      In purchasing properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.
Disposition Strategies
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell the property at a price we believe would provide an attractive return to our shareholders;

•	our ability to recycle capital into core markets consistent with our business strategy;

•	our desire to exit markets that are not core markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.

Operating Strategies
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, our primary operating strategy is to acquire suitable properties and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•	re-positioning properties, including, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants; and

•	financing acquisitions and refinancing properties when favorable financing terms are available to increase the cash flow.
Financing Policies
      We conduct substantially all of our investment and debt-financing activities through our Operating Partnership. We have also financed our investments through a combination of equity as well as secured debt. The terms of our credit facility and secured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, as well as other limitations. A primary objective of our financing policy is to manage our financial position to allow us to raise capital from time to time at competitive rates. As of December 31, 2004, approximately 22% of our outstanding debt had a weighted average fixed interest rate of 5.25% per annum, which limits the risk of fluctuating interest rates.
      We may utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our board of directors, are those which are used for hedging purposes rather than investment purposes. If an anticipated hedging transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, to the extent that our board of directors decides to obtain additional capital, we may elect to retain our earnings (subject to the provisions of the Internal Revenue Code, or Code, requiring distributions of taxable income to maintain REIT status), or dispose of some of our properties or utilize a combination of these methods.
Tax Status
      We elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Code, and believe that we have qualified since our first year of operations. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we will also be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Distribution Policy
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. The declaration of monthly distributions on common shares is at the discretion of our board of directors and our board will determine the amount of distributions based on then prevailing circumstances. Distribution amounts depend on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we may need to reduce the amount of our monthly distributions in 2005, which may ultimately impact our ability to meet our REIT distribution requirements.
Competition
      We compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
      In the event that we elect to acquire additional properties, we will also compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cash that we pay for such properties or may result in us ultimately not being able to acquire such properties. Recently, competition to acquire office properties, or other real estate assets has increased due, in part, to the renewed interest in the sector from private equity sources, including foreign investors. In some cases, this competition has caused acquisition prices to increase making it more challenging for us to be competitive in the acquisition of new investments.
      Additionally, at the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.
      We hold interests in properties located in California, Texas, Nevada and Illinois. Other entities managed by our Advisor also own interests in the Chicago, Illinois property in which we own an interest. Entities managed by our Advisor or its affiliates own several properties located in California, Nevada and Texas and such properties are managed by Realty. Our properties may face competition in these states from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in these states.
Government Regulations
      Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
      Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our shareholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
      As of December 31, 2004, two of our tenants accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual			Lease
Tenant	Base Rent(1)	Base Rent	Property	Square Footage	Expiration Date

ACS State Health Systems	$588,000	12%	AmberOaks	44,000	February 2005
Netsolve, Inc.	$1,073,000	21%	AmberOaks	78,000	April 2007

(1)	Annualized rental income based on contractual base rent sent forth in leases in effect at December 31, 2004.
      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC, will not be renewing their lease, which expired on February 28, 2005. ACS currently occupies 44,000 square feet of the premises, which represents approximately 21% of the gross leasing area of the 207,000 square feet at the AmberOaks property. The tenant may occupy the space for an undetermined length of time beyond the term of the lease in accordance with hold over provisions in the lease or vacate the premises. As of March 31, 2005, ACS has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS.
Employees
      We have no employees and our executive officers are all employees of our Advisor. Substantially all work performed for us is performed by employees of our Advisor and its affiliates.
Financial Information About Industry Segments
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial and service properties. We internally evaluate all properties as one industry segment and, accordingly, do not report segment information.

Item 2.	Properties
Real Estate Investments
      As of December 31, 2004, we owned interests in eleven properties including two consolidated properties and nine unconsolidated properties. Our interests in the unconsolidated properties are held either as a TIC interests in the property or as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The consolidated properties have an aggregate gross leaseable area, or GLA, of approximately 275,000 square feet. The unconsolidated properties have an aggregate GLA of approximately 1,658,000 square feet.
      During the year ended December 31, 2004, we purchased one consolidated property and two interests in unconsolidated properties, and we sold one consolidated property and one interest in an unconsolidated property.
      The following table presents certain additional information about our properties at December 31, 2004:

		GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Property Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Consolidated Properties:
University Heights	San Antonio, TX	68,000	100.0%	08/22/02	$790,000	95.8%	$12.05
AmberOaks Corporate Center	Austin, TX	207,000	75.0	01/20/04	2,629,000	99.1	12.83

Total/ Weighted Average		275,000			$3,419,000	98.3%	$12.64

Unconsolidated Properties:
Reno Trademark Building — TIC	Reno, NV	72,000	40.0	09/04/01	$816,000	100.0%	$11.29
County Center Drive — TIC	Temecula, CA	78,000	16.0	01/11/02	605,000	100.0	7.80
City Center West “A” Building — TIC	Las Vegas, NV	106,000	89.1	03/15/02	2,710,000	96.7	26.45
Pacific Corporate Park — LLC	Lake Forest, CA	89,000	22.8	03/25/02	799,000	59.7	15.08
Titan Building & Plaza — TIC	San Antonio, TX	131,000	48.5	04/17/02	1,737,000	88.6	14.94
Congress Center — LLC	Chicago, IL	525,000	10.3	01/09/03	12,460,000	90.0	26.39
Enclave Parkway — LLC	Houston, TX	207,000	3.3	12/22/03	3,744,000	100.0	18.05
Oakey Building — LLC	Las Vegas, NV	95,000	9.8	4/2/04	2,913,000	88.3	34.60
Emerald Plaza — LLC	San Diego, CA	355,000	2.7	7/6/04	9,081,000	80.8	31.70

Total/ Weighted Average		1,658,000			$34,865,000	88.8%	$23.69

(1)	Annualized rental income based on contractual base rent from leases in effect at December 31, 2004.

(2)	Physical occupancy at December 31, 2004.

(3)	Average effective annual rent per square foot at December 31, 2004.

      Investments in unconsolidated real estate consist of our investments in undivided TICs and LLCs. The following table presents our investment in each unconsolidated property at December 31, 2004:

		Percentage	Company’s
Property	Location	Owned	Investment

City Center West “A” Building — TIC	Las Vegas, NV	89.1%	$8,004,000
Congress Center — LLC	Chicago, IL	10.3	3,875,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.8	1,830,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5	2,027,000
Reno Trademark Building — TIC	Reno, NV	40.0	1,154,000
Oakey Building — LLC	Las Vegas, NV	9.8	585,000
Enclave Parkway — LLC	Houston, TX	3.3	452,000
County Center Drive — TIC	Temecula, CA	16.0	432,000
Emerald Plaza — LLC	San Diego, CA	2.7	913,000

			$19,272,000

      The following information generally applies to our properties:

•	we believe all of the properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of the properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.
      The following is a summary of the relationships of us and our affiliates as of December 31, 2004:
T REIT, Inc.

Congress Center
      The following is a summary of our relationship with entities with ownership interests in Congress Center.
AmberOaks Corporate Center
      The following is a summary of our relationship with entities with ownership interests in AmberOaks.

City Center West “A” Building
      The following is a summary of our relationship with entities with ownership interests in City Center West “A” Building.
County Center Drive
      The following is a summary of our relationship with entities with ownership interests in County Center Drive.

Emerald Plaza
      The following is a summary of our relationship with entities with ownership interests in Emerald Plaza.
Enclave Parkway
      The following is a summary of our relationship with entities with ownership interests in Enclave Parkway.

Oakey Building
      The following is a summary of our relationship with entities with ownership interests in Oakey Building.
Pacific Corporate Park
      The following is a summary of our relationship with entities with ownership interest in Pacific Corporate Park.

Reno Trademark
      The following is a summary of our relationship with entities with ownership interests in Reno Trademark.
Titan Building and Plaza
      The following is a summary of our relationship with entities with ownership interests in Titan Building and Plaza.

Affiliated Companies
      The following is a summary detailing the relationships that Anthony W. Thompson has with our Advisor, NNN Capital Corp., and Realty at December 31, 2004.
Lease Expiration Table
      The following schedule presents the sensitivity of our annual base rent due to lease expirations for the next ten years at our consolidated properties as of December 31, 2004, by number, percentage of total aggregate gross leaseable area, or GLA, and annual base rent.

			% of
		Total Sq.	Total GLA	Annual Base
	Number	Ft. of	Represented	Rent Under
	of Leases	Expiring	by Expiring	Expiring
Year Ending December 31	Expiring	Leases	Leases	Leases

2005	5	58,000	21.17%	$767,000
2006	8	45,000	16.42	580,000
2007	3	80,000	29.20	1,091,000
2008	2	64,000	23.36	623,000
2009	2	6,000	2.19	30,000
2010	0	—	—	—
2011	0	—	—	—
2012	0	—	—	—
2013	0	—	—	—
2014	0	—	—	—
Thereafter	1	21,000	7.66	284,000

Total	21	274,000	100%	$3,375,000

Indebtedness
      At December 31, 2004, we had secured mortgage loans outstanding on our consolidated and proportionate share of unconsolidated properties representing aggregate indebtedness of approximately $19,285,000 and $30,424,000, respectively. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the financial statements included with this report.

Item 3.	Legal Proceedings

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and our required periodic reports under the Exchange Act and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5.

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On February 4, 2005, we filed a motion for summary judgment in our favor which is scheduled to be heard on April 1, 2005. On March 25, 2005, Clearview filed an amended complaint which named T REIT, L.P. as an additional defendant. If Clearview were to prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our stockholders.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. If the purchasers prevail in this action, it could have a material adverse impact on our result of operations and our ability to pay distributions to our stockholders.
      Other than the above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
Market Information
      There is no established public trading market for our shares of common stock.
      Effective May 24, 2001 we adopted a share repurchase plan, or the Repurchase Plan, which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to us, at the sole discretion of the board of directors. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares and must have owned such shares for at least one year. The price paid by us per share varies with the terms of the Repurchase Plan. Repurchase are effected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan currently comes from the proceeds received by us from operating revenues. We repurchased 34,000 shares of our common stock for $304,000 during the year ended December 31, 2004.
Shareholders
      As of March 31, 2005, we had 2,043 shareholders of record.
Distributions
      Since, April 1, 2001, we have paid monthly cash distributions to the holders of our common stock at an annual rate of $0.825 per share (8.25% based on a $10.00 purchase price). The declaration of distributions is at the discretion of our board of directors who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant at that time.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we may need to reduce the amount of our monthly distributions in 2005, which may ultimately impact our ability to meet our REIT distribution requirements.
      Additionally, we are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that our current distribution rate will meet our REIT requirements for 2005. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, among others, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
Equity Compensation Plan Information
      Our equity compensation plan information is as follows:

	Number of Securities to Be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	425,000	$9.05	375,000
Equity compensation plans not approved by security holders	—		—

Total	425,000		375,000

(1)	Each of the Independent Director and Officer/ Employee Stock Option Plans was approved at our annual meeting of shareholders held on June 28, 2003.

Item 6.	Selected Financial Data
      The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.
SELECTED FINANCIAL DATA
T REIT, INC.

	As of December 31,

Selected Financial Data(1)	2004	2003	2002	2001	2000

BALANCE SHEET DATA:
Total assets	$60,553,000	$49,369,000	$67,769,000	$45,441,000	$21,572,000
Mortgage loans payable, including property held for sale	19,285,000	9,250,000	28,090,000	24,737,000	15,079,000
Shareholders’ equity	36,819,000	38,107,000	38,216,000	19,765,000	5,093,000
Book value per share	$7.98	$8.20	$8.14	$8.00	$7.67

	Years Ended December 31,

	2004	2003	2002	2001	2000

OPERATING DATA:
Total revenues	$4,959,000	$1,068,000	$304,000	$197,000	$204,000
Income from continuing operations before discontinued operations and gain on sale of real estate investments and minority interests	(96,000)	809,000	1,038,000	(312,000)	(104,000)
Discontinued operations, including gain on sale	2,555,000	3,380,000	1,255,000	(151,000)	4,000
Net income (loss)	2,544,000	4,189,000	2,293,000	(464,000)	(101,000)
Income (loss) per common share, basic and diluted(2):
Income (loss) from continuing operations	$0.00	$0.17	$0.26	$(0.22)	$(0.46)
Income (loss) from discontinued operations	0.55	0.73	0.31	(0.11)	0.02

Net income(loss)	$0.55	$0.90	$0.57	$(0.33)	$(0.44)

OTHER DATA:
Cash flows provided by (used in) operating activities	$3,590,000	$2,950,000	$2,290,000	$(1,242,000)	$279,000
Cash flows (used in) provided by investing activities	(14,333,000)	2,517,000	(19,279,000)	(7,492,000)	(5,224,000)
Cash flows provided by financing activities	5,783,000	593,000	19,471,000	12,133,000	5,194,000
Distributions declared	$3,806,000	$3,843,000	$3,312,000	$1,146,000	$149,000
Distributions declared per share	$0.82	$0.82	$0.83	$0.83	$0.65
Funds from operations(3)	$3,487,000	$3,307,000	$2,825,000	$308,000	$(62,000)

(1)	The selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report. Certain amounts in the prior years have been reclassified as discontinued operations related to properties disposed of in 2004.

(2)	Net income (loss) and distributions per share are based upon the weighted average number of shares of common shares outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder’s common stock. For the years ended December 31, 2004, 2003 and 2002, 0%, 52% and 51%, respectively, of distributions represented a return of capital for tax purposes. In addition, for the years ended December 31, 2004 and 2003, 75.6%, 39.5% and 3.2%, respectively, of distributions represented capital gain for tax purposes. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income excluding capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors our board of directors may deem relevant.

(3)	Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved,, one of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February, 2004. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, we believe FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

Non-cash adjustments to arrive at FFO included depreciation and amortization and net gain (loss) from sale of joint ventures. For additional information, see Funds from Operations below which includes a reconciliation of our GAAP net income available to shareholders to FFO for the years ended December 31, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to the plan of liquidation or possibility thereof. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas and generally accepted accounting principles; the possibility of a plan of liquidation; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties located primarily in the following states: Alaska; Florida; Iowa; Michigan; Minnesota; Nevada; North Carolina; South Carolina; South Dakota; Tennessee; Texas; Virginia; Washington; Wisconsin; and Wyoming. We completed our first property acquisition in September 2000. As of December 31, 2004, we owned interests in eleven properties, including interests in two consolidated properties and interests in nine unconsolidated properties. We have a limited basis for comparison between 2004 and 2003, and between 2003 and 2002, respectively, is limited due to the number of acquisitions and dispositions during these years.
      We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2004, we believe we are in compliance with all relevant REIT requirements.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement between us and our Advisor has a one-year term, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis.
      Our Advisor is affiliated with us in that the two entities have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chairman of the board of directors, and our chief executive officer and president until his resignation as chief executive officer and president effective August 18, 2004, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), a real estate brokerage and management company, to provide various services for the properties. Our Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.
Business Strategy
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended) and (iii) the possible need to reduce our monthly distributions, in November, 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Our board of directors is currently considering the prospects of an approval of a plan of liquidation. In the event of its approval thereof, our board of directors will include their recommendation in a proxy statement for approval by our shareholders of the plan of liquidation at our next annual meeting.
      Subject to our board of directors’ and shareholders’ approval of a plan of liquidation, our primary business strategy currently is to actively manage our property portfolio to seek to achieve gains in rental and occupancy rates, control operating expenses and maximize income from ancillary operations and services. We believe that new real estate investments will have a significant impact on our future results of operations. If we are not successful in completing additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds therefrom into new investment properties we believe will generate long-term value.

Acquisitions in 2004

AmberOaks, LP — Austin, Texas
      On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75% undivided tenant-in-common interest, or TIC, in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% TICs in the property.
      The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend the term of the loan for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet of gross leasable area, or GLA, and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. During the twelve months ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota
      On February 27, 2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a cash purchase price, including closing costs, of $1,631,000.

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in Oakey Building and 2003 Value Fund, LLC, an affiliated party, who is also managed by our advisor, acquired a 75.5% interest in Oakey Building and unaffiliated members acquired the remaining 14.8% of Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10% per annum until the due date of April 1, 2005. The loan has been extended until October 1, 2005 and bears interest at a fixed interest rate of 8.0% per annum. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of approximately 104,000 square foot of GLA located in Las Vegas, Nevada.

Emerald Plaza — San Diego, California
      On July 26, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, CA from an unaffiliated third party for $1,000,000.
      As of December 31, 2004, Emerald Plaza is owned by the following interest holders as TICs:

AWT Family LP, a limited partnership wholly owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6	%(combined)
      As of December 31, 2004, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, is owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed next to each as well:

Membership Interest in
Member	NNN Emerald Plaza, LLC

NNN 2003 Value Fund, LLC	22.2%
T REIT, LP	13.2%
Affiliated Members	0.4%
Unaffiliated Members	64.2%
      The LLC members include NNN 2003 Value Fund, LLC, an affiliated party who is also managed by our advisor, and affiliated members including certain of our executives who are also executives of our Advisor.
      The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate of 4.85% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 354,525 square foot of GLA located in downtown San Diego, California.

Acquisitions in 2003

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, purchased a 10.3% interest in Congress Center from an unaffiliated third party. Congress Center is a 16-story Class A office building of approximately 525,000 square feet of gross leaseable area, or GLA, located in Chicago, Illinois.
      As of December 31, 2004, Congress Center is owned by the following interest holders as TICs:

Tenant in Common	Interest Held

G REIT Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      As of December 31, 2004, NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
Member	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      Affiliated entities purchased the remaining undivided TICs in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the purchase price.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. Both the mortgage and mezzanine loans were refinanced on September 3, 2004. The purchasers are jointly and severally liable for the total debt of $97,500,000, which consists of the following three loans: $80,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; $15,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; and $2,500,000, with interest only payments until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization at an fixed interest rate of 7.0% per annum. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 by Congress Center along with $253,000 in prepayment penalties related to the early termination of the loan.

Gateway Mall — Bismarck, North Dakota
      On January 29, 2003, through our wholly-owned subsidiary, T REIT — Gateway Mall ND, LLC, we purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of 334,000 square feet of GLA on a 45-acre site located in Bismarck, North Dakota. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or 2.8% of the purchase price.

Enclave Parkway — Houston, Texas
      On December 22, 2003, we, as a member of Enclave Parkway, LLC, we purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. Our total investment was $437,500. Enclave Parkway is a 207,000 square foot of GLA Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.

Dispositions in 2004

Gateway Mall — Bismarck, North Dakota
      On March 18, 2004, we sold Gateway Mall to an unaffiliated third party for a sales price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land described above. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bears interest at 6% per annum and matured on June 14, 2004. The note was refinanced by the buyer and we received $6,500,000 on July 9, 2004 and issued an adjustable note receivable for $2,200,000 (Note 7 to the consolidated financial statements ). The note bore interest at 8.6% per annum and matures on August 1, 2006. In connection with the sale of Gateway Mall, we repaid a note payable secured by the property with an outstanding balance of $4,876,000. We recorded a gain on the sale of $769,000. At closing, we paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota
      On September 9, 2004, we sold the remaining seven acres of the Gateway Mall land to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bore interest at 4% per annum and was due on March 7, 2005. The note was paid in full on March 7, 2005. We recorded a gain on the sale of $854,000. At closing, we paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

Saddleback Financial Center — Laguna Hills, California
      On December 27, 2004, the Saddleback Financial Center property, in Laguna Hills, California, of which we owned a 25% TIC, was sold to an unaffiliated third party for a net sales price of $15,325,000. In connection with that sale, the property repaid a mortgage note payable secured by the property with an outstanding balance of $7,269,000. We received net cash proceeds totaling $1,619,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $853,000. We paid a property disposition fee to Realty of $115,000, or 3.0% of the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price.

Dispositions in 2003

Northstar Crossing Shopping Center — Garland, Texas
      On January 11, 2003, we sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third party for a sales price of $4,200,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $2,866,579 and received net cash proceeds totaling $1,015,000 after payment of closing costs and other transaction expenses. The sale resulted in a net loss of $191,400. At closing, we paid a sales commission to an unaffiliated broker of $168,000, or 4.0% of the selling price. We reinvested the net proceeds from the sale in other income producing commercial property.

Thousand Oaks Shopping Center — San Antonio, Texas
      On August 11, 2003, we sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a sales price of $15,880,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $8,750,000 and received net cash proceeds totaling $6,100,000 after payment of closing costs and other transaction expenses. The sale resulted in a net gain of $2,100,000. At closing, we paid a sales commission to Realty of $175,000, or 1.1% of the selling price, and a sales commission to an unaffiliated broker of $317,600, or 2.0% of the selling price. We reinvested the net proceeds from the sale in a like-kind exchange under Section 1031 of the Code.

Pahrump Valley Junction Shopping Center — Pahrump, Nevada
      On September 25, 2003, we sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $11,884,000 and received net cash proceeds of $5,950,000 after closing costs and other transaction expenses. The sale resulted in a net gain of $874,000. We paid a sales commission to Realty of $175,000, or 1.0% of the sales price, and sales commissions to unaffiliated brokers of $629,700, or 3.3% of the sales price. We reinvested the net proceeds from the sale in other income producing commercial property.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On March 18, 2004, we sold Gateway Mall to an unaffiliated third party, as described above. As a result of such sale, we reclassified amounts related to Gateway Mall in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. We included revised presentations of the following items that were originally filed in our Annual Report on Form 10-K for the year ended December 31, 2003, or the Form 10-K: (i) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Item 8. Financial Statements and Supplementary Data; and (iii) Item 15. Financial Statement Schedules. The revised presentations reflect the reclassification of Gateway Mall as a discontinued operation pursuant to the requirements of Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Gateway Mall have been excluded from our results from continuing operations for all periods presented herein. The financial results for Gateway Mall are presented in our Consolidated Statements of Operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled “Property held for sale, net” and “Notes payable secured by property held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      We recognized base rental income on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. The adequacy of this allowance is determined by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment
      We state real estate investments at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Factors which we consider important and which we believe could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. We estimate the fair value using available market information or other industry valuation techniques such as present value calculations.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors which we consider include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.
      Property held for sale is carried at the lower of cost or estimated fair value less cost to sell and such property is no longer depreciated.
      We account for our investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we report our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investment in unconsolidated real estate” on our Consolidated Balance Sheets. We report our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in the earnings of unconsolidated real estate” on our Consolidated Statements of Operations.

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.
Qualification as a REIT
      We have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, and numerous requirements established under highly technical and complex Code provisions.
      If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.
Factors Which May Influence Results of Operations

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
      As of December 31, 2004, our consolidated properties were 98% leased to 20 tenants. 21% of the leased square footage expires during 2005. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 9.2% of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all associated intangibles.
      Our Advisor has learned that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC interest, will not be renewing their lease, which expired on February 28, 2005. ACS currently occupies 44,000 square feet of GLA of the premises, which represents approximately 21% of the gross leasing area of the 207,000 square feet of GLA at the AmberOaks property. The tenant may occupy the space for an undetermined length of time beyond the term of the lease in accordance with hold over provisions in the lease or vacate the premises. As of March 31, 2005, ACS has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs, and any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under the plan of liquidation.
      Under the current Advisory Agreement, our Advisor currently bears the increased cost of compliance under the Sarbanes-Oxley Act, and related rules and regulations; however, the Advisory Agreement terminated on February 22, 2005. As of March 31, 2005, we had not negotiated a new advisory agreement. We expect that our Advisor might require that under the terms of any new advisory agreement we will bear the cost of complying with the Sarbanes-Oxley Act, and related rules and regulations. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations due to our relatively small size. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our shareholders.
Results of Operations
      Our operating results are primarily comprised of income derived from our properties. Because of the significant property acquisitions and dispositions throughout the years ended December 31, 2004, 2003 and 2002, the comparability of financial data from period to period will be limited.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

	Years Ended December 31,
				Percentage
	2004	2003	Change	Change

Revenues:
Rental income	$4,959,000	$1,068,000	$3,891,000	364.33%
Expenses:
Rental expenses	1,868,000	265,000	1,603,000	604.91%
General and administrative	1,264,000	815,000	449,000	55.09%
Depreciation and amortization	1,961,000	150,000	1,811,000	1,207.33%

Loss before other income (expense), discontinued operations and minority interest	(134,000)	(162,000)	28,000	17.28%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,187,000)	(305,000)	(882,000)	289.18%
Interest income	449,000	116,000	333,000	287.07%
Dividend income	86,000	—	86,000	—
Gain on sale of marketable securities	109,000	—	109,000	—
Equity in earnings of unconsolidated real estate	581,000	1,160,000	(579,000)	(49.91)%

Income (loss) from continuing operations before discontinued operations and minority interest	(96,000)	809,000	(905,000)	(111.87)%
Gain on sale of real estate investments	2,466,000	2,614,000	(148,000)	(5.66)%
Income from discontinued operations — property held for sale, net	89,000	766,000	(677,000)	(88.38)%

Net income before minority interests	2,459,000	4,189,000	(1,730,000)	(41.30)%
Minority interests	(85,000)	—	(85,000)	—

Net income	$2,544,000	$4,189,000	$(1,645,000)	(39.27)%

      Rental income increased by $3,891,000, or 364%, to $4,959,000 for the year ended December 31, 2004 compared to $1,068,000 for the year ended December 31, 2003. $3,875,000, or 99.6%, of the increase was directly related to the acquisition of AmberOaks in January 2004.
      Rental expenses increased by $1,603,000, or 605%, to $1,868,000 for the year ended December 31, 2004 compared to $265,000 for the year ended December 31, 2003. $1,400,000, or 87% of the increase was directly related to the acquisition of AmberOaks in January 2004. Further contributing to the increase was an increase in property taxes, administration fees, ground maintenance expenses for University Heights of $94,000, or 6% of the increase, offset by a decrease in management fees for University Heights of $1,000.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $449,000, or 55%, to $1,264,000 for the year ended December 31, 2004 compared to $815,000 for the year ended December 31, 2003. $50,000, or 11%, was directly related to the acquisition of AmberOaks in January 2004. Further contributing to the increase was an increase in costs due to regulatory filings of $181,000, or 40% of the increase.
      Depreciation and amortization expense increased by $1,811,000 or 1,207% to $1,961,000 for the year ended December 31, 2004, compared to $150,000 for the year ended December 31, 2003. $1,772,000, or 98% of the increase, was attributable to the acquisition of AmberOaks in January 2004.
      Interest expense (including amortization of deferred financing costs) increased by $882,000, or 289%, to $1,187,000 for the year ended December 31, 2004, compared to $305,000 for the year ended December 31, 2003. The increase was attributable to the interest on the mortgage note for the acquisition of AmberOaks in January 2004 of $808,000, or 92% of the increase.
      Interest income increased by $333,000, or 287%, to $449,000 for the year ended December 31, 2004 compared to $116,000 for the year ended December 31, 2003. This increase was primarily due to interest of $263,000, or 79%, on note receivables issued during 2004 for the sale of Gateway Mall in March and September, 2004.
      Dividend income increased to $86,000 as a result of investments in marketable securities as of December, 31, 2004.
      Gain on sale of marketable securities was due to the purchase and sale of our short-term investment in marketable securities of $109,000 for the year ended December 31, 2004.
      Equity in earnings of unconsolidated real estate decreased by $579,000, or 50%, to $581,000 for the year ended December 31, 2004, from $1,160,000 for the year ended December 31, 2003. The decline is partially due to our proportionate share of operating losses sustained on Congress Center of ($302,000), Oakey Building of ($19,000), and Emerald Plaza of ($54,000), and the proportionate share of the write off of prepaid loan costs, of $85,000, or 14.7%, due to the refinancing of the Congress Center property.
      Income (loss) from continuing operations before discontinued operations and minority interest was ($96,000), or $0.00 per basic and diluted share, for the year ended December 31, 2004, compared to $809,000, or $0.17 per basic and diluted share, for the year ended December 31, 2003.
      Gain on sale of real estate investments decreased by $148,000, or 6%, to $2,466,000 for the year ended December 31, 2004 from $2,614,000 for the year ended December 31, 2003. The decrease is a result of the sale of one unconsolidated property and Gateway Mall land in the current year compared to three properties in the prior year.
      Minority interests decreased by $85,000, to $85,000, during the year ended December 31, 2004, when compared with the prior period. The decrease was due to the loss on AmberOaks, which was purchased in January 2004.
      Income from discontinued operations decreased $677,000, or 88% to $89,000 for the year ended December 31, 2004 from $766,000 for the year ended December 31, 2003. The decrease is primarily due to the net operating results of Gateway Mall, which was sold on March 18, 2004 and Gateway Mall land sold on September 9, 2004. Income from discontinued operations for the year ended December 31, 2003 was due to the net operating results of North Star Shopping Center, Thousand Oaks, Pahrump Valley Junction Shopping Center, and Gateway Mall.
      Net income was $2,544,000, or $0.55, per basic and dilutive share and $4,189,000, or $0.90, per basic share and dilutive share, for the years ended December 31, 2004 and 2003, respectively.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

	Years Ended December 31,
				Percentage
	2003	2002	Change	Change

Revenues:
Rental income	$1,068,000	$304,000	$764,000	251.32%
Expenses:
Rental expenses	265,000	102,000	163,000	159.80%
General and administrative	815,000	539,000	276,000	51.21%
Depreciation and amortization	150,000	21,000	129,000	614.29%

Loss before other income (expense), discontinued operations and minority interest	(162,000)	(358,000)	196,000	54.75%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(305,000)	(13,000)	(292,000)	2,246.15%
Interest income	116,000	283,000	(167,000)	(59.01)%
Equity in earnings of unconsolidated real estate	1,160,000	1,126,000	34,000	3.02%

Income from continuing operations before discontinued operations	809,000	1,038,000	(229,000)	(22.06)%
Gain on sale of real estate investments	2,614,000	213,000	2,401,000	1,127.23%
Income from discontinued operations — property held for sale, net	766,000	1,042,000	(276,000)	(26.49)%

Net income	$4,189,000	$2,293,000	$1,896,000	82.69%

      Rental income increased by $764,000, or 251%, to $1,068,000 for the year ended December 31, 2003 compared to $304,000 for the year ended December 31, 2002. $695,000, or 91%, of the increase was attributable to a full year’s ownership of University Heights Business Park.
      Rental expenses increased by $163,000, or 160%, to $265,000 for the year ended December 31, 2003 compared to $102,000 for the year ended December 31, 2002. $96,000, or 59%, of the increase was attributable to a full year’s ownership in 2003 of University Heights.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $276,000, or 51%, to $815,000 for the year ended December 31, 2003 compared to $539,000 for the year ended December 31, 2002. The increase was due to the increase in accounting and legal fees due to regulatory filings.
      Depreciation and amortization expense increased by $129,000, or 614%, to $150,000 for the year ended December 31, 2003, compared to $21,000 for the year ended December 31, 2002. $138,000, or 107%, of the increase was attributable to a full year’s ownership in 2003 of University Heights.
      Interest expense (including amortization of deferred financing costs) increased by $292,000, or 2,246% to $305,000 for the year ended December 31, 2003 compared to $13,000 for the year ended December 31, 2002. This increase was attributable to full year’s interest expense related to a mortgage loan of $4,345,000, secured by University Heights of $232,000.
      Interest income decreased by $167,000, or 59%, to $116,000 for the year ended December 31, 2003 compared to $283,000 for the year ended December 31, 2002. This decrease was primarily due to the collection of a related party loan from Western Real Estate Investment Trust, Inc., or W REIT. In March 2001, we advanced W REIT a $1,380,000 mortgage note that bore interest of 12% per annum. The total mortgage loan was paid in full on September 30, 2002 with the applicable interest. We received $125,000 of interest related to the note in 2002.

      Equity in earnings of unconsolidated real estate increased by $34,000, or 3%, to $1,160,000 for the year ended December 31, 2003, from $1,126,000 for the year ended December 31, 2002. The increase is primarily due to the operating results of Congress Center which was acquired in 2003.
      Income from continuing operations was $809,000 or $0.17 per basic and diluted share, for the year ended December 31, 2003, compared to $1,038,000, or $0.26 per basic and diluted share, for the year ended December 31, 2002.
      Gain on sale of real estate investments increased by $2,401,000, or 1,127%, to $2,614,000 for the year ended December 31, 2003, from $213,000 for the year ended December 31, 2002. The increase is primarily a result of the sales of North Star Shopping Center, Thousand Oaks, and Pahrump Valley Junction Shopping Center during 2003 and the sales of our interests in Plaza Del Rey and Seguin Corners during 2002.
      Income from discontinued operations decreased $276,000, or 26%, to $766,000 for the year ended December 31, 2003, compared to $1,042,000 for the year ended December 31, 2002. The decrease is primarily due to the net operating results of three properties sold in 2003 and one in 2004, which includes rental income and expenses, interest expense and depreciation related to the properties through the date of sale.
      Net income was $4,189,000, or $0.90 per basic and dilutive share, and $2,293,000, or $0.57 per basic share and dilutive share, for the years ended December 31, 2003 and 2002, respectively.
Liquidity and Capital Resources

Liquidity

Cash Flows
      Net cash provided by operating activities increased $640,000 to $3,590,000 for the year ended December 31, 2004 compared to net cash provided by operating activities of $2,950,000 for the year ended December 31, 2003. The increase was primarily due to an increase in depreciation and amortization for AmberOaks of $1,772,000, which was acquired in 2004, offset by a decline in net income of $1,645,000, or 39%, and other non cash charges and working capital.
      Net cash used in investing activities was $14,333,000 for the year ended December 31, 2004, a decrease of $16,850,000 from net cash provided by investing activities of $2,517,000 for the year ended December 31, 2003. The decrease is primarily attributed to a reduction in the net proceeds from real estate dispositions as a result of the sale of three operating properties in the prior year as compared to one in the current year, $23,519,000 cash outlay for the purchase of operating properties, and $1,125,000 purchase of investments in unconsolidated real estate, partially offset by the collection of notes receivable of $6,576,000 in 2004.
      Net cash provided by financing activities was $5,783,000 for the year ended December 31, 2004, an increase of $5,190,000, from net cash provided by financing activities of $593,000 for the year ended December 31, 2003. The increase is primarily attributable to the borrowing related to the purchase of AmberOaks in 2004 of $15,000,000 offset by the repayment of mortgage debt related to the sale of Gateway Mall in 2004 of $4,876,000 as well as the issuance of the mortgage in 2003 of $5,000,000 for the purchase of Gateway Mall.
      As a result of the above, cash and cash equivalents decreased $4,960,000 for the year ended December 31, 2004 to $7,229,000.

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Our primary sources of liquidity is to fund property acquisitions, temporary working capital and unanticipated cash needs is our credit facility of

$1,000,000. As of December 31, 2004 and 2003, our total debt as a percentage of total capitalization was 34.4% and 19.5%, respectively.

Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourself to make, regular monthly distributions to holders of our common stock from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that our current distribution rate will meet our REIT requirements for 2005. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, we believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. However, we may be unable to fund future cash distributions. We estimate we will have $1,158,000 of commitments and capital expenditures over the next twelve months comprised of the following: $65,000 in secured debt principal repayments; and $1,093,000 in capital expenditures, budgeted capital improvements, tenant improvements and leasing costs for our portfolio. There can be, however, no assurance that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.
      In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional equity to borrow from our consolidated properties for such purposes. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties.
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003 and 2002, was as follows:

	December 31,

	2004		2003		2002

Ordinary income	$930,000	24.4%	$332,000	8.6%	$1,478,000	46.2%
Capital gain	2,877,000	75.6%	1,519,000	39.5%	102,000	3.2%
Return of capital	—	—	1,993,000	51.9%	1,619,000	50.6%

	$3,807,000	100.0%	$3,844,000	100.0%	$3,199,000	100.0%

      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, we expect to meet our long-term liquidity requirements, which may include property acquisitions, through retained cash flow, borrowings under our credit facility, additional long-term secured and unsecured borrowings, dispositions of assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.
      Our Advisor has learned that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC interest, will not be renewing their lease, which expires on February 28, 2005. ACS currently occupies 44,000 square feet of GLA of the premises, which represents approximately 21% of the 207,000 square feet of GLA at the AmberOaks property. The tenant may occupy the space for an undetermined length of time beyond the term of the lease in accordance with hold over provisions in the lease or they may vacate the premises. As of March 31, 2005, ACS has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If any or all of these events occur and our board of directors continues to declare distributions to our shareholders at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to our shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our shareholders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants under our credit facility with Fleet National Bank, or Fleet. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, and the credit facility could become unavailable to us or the interest charged on the credit facility could increase. Our performance covenants require that our leverage shall not exceed 60%, that our net worth shall not be less than $10,000,000, that we shall not maintain unencumbered cash and cash equivalents approved by Fleet of at least $500,000, and that we shall maintain a debt service coverage of at least 1.50 to 1.0. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and acquisition costs.
      Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors our board of directors may deem relevant.
Capital Resources

General
      Our primary sources of capital are cash from real estate operations, our ability to leverage any increased market value in the real estate assets owned by us and the ability to obtain debt financing from third parties. As of December 31, 2004, we had additional equity to borrow from the existing properties of $3,200,000. We derive substantially all of our revenues from tenants under leases at the properties. The operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments.
      The primary uses of cash are to fund distributions to our shareholders, to fund capital investment in the existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We anticipate our source for the payment of the distributions to be funds from operating activities as well as short-term and long-term debt and net proceeds from the sale of one or more of our properties. We will require up to approximately $1,093,000 for the year ended December 31, 2005, for capital expenditures including, without limitation, tenant and/or capital improvements and lease commissions. We intend to incur debt to provide funds for these expenditures to the extent the reserves or deposit with the lender of $1,691,000 as of December 31, 2004, is not sufficient or cannot be used for theses expenditures. Subsequent to December 31, 2004, we entered into a binding agreement for the sale of City Center West A and County Center Drive on January 24 and 26, 2005, respectively. On February 11, 2005, one of the three buildings in Pacific Corporate Park was sold to an unaffiliated third party. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, upon the sale of these properties, we may use the net proceeds to invest in additional properties.

Financing
      Mortgages and contracts payable, including mortgages secured by property held for sale, were $19,285,000 and $9,250,000 at December 31, 2004 and 2003, respectively. Notes and contracts payable as a percentage of total capitalization increased to 34.4% at December 31, 2004 from 19.5% at December 31, 2003. This increase was due to the issuance of the mortgage with the acquisition of AmberOaks offset in part by the sale of Gateway Mall and subsequent payment of the note related to the property.
      On September 3, 2003, we entered into an agreement with Fleet for a credit facility in the amount of $1,000,000. This credit facility bears interest at Fleet’s prime rate plus 50 basis points. The applicable credit facility matured on September 2, 2004 and has two one-year extensions. On September 21, 2004, we extended the credit facility for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary thereof. As of December 31, 2004, we had no outstanding amount under the credit facility.

Cash and Cash Equivalents
      As of December 31, 2004, we had $7,229,000 in cash and cash equivalents.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our shareholders of at least 90% of REIT taxable income. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. We have additional equity to borrow from our consolidated properties that could be used for such purposes. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $224,547,000 and $159,888,000 as of December 31, 2004 and 2003, respectively. Our share of unconsolidated debt was $30,424,000 and $30,300,000 at December 31, 2004 and December 31, 2003, respectively, as set forth in the summary below. The increase was due to the refinancing of Congress Center in September 2004 along with the purchase of interests in the unconsolidated investments of Oakey Building and Emerald Plaza in April 2004 and July 2004, respectively, offset in part by the sale of Saddleback Financial in December 2004.

		Mortgage Debt		Mortgage Debt
		Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	December 31,	Portion of	December 31,	Portion of
Property	Percentage	2004	Debt	2003	Debt

Reno Trademark Building — TIC	40.0%	$4,504,000	$1,802,000	$4,555,000	$1,822,000
County Center Drive — TIC	16.0%	2,980,000	477,000	3,059,000	489,000
City Center West “A” Building — TIC	89.1%	12,484,000	11,127,000	12,688,000	11,308,000
Titan Building & Plaza — TIC	48.5%	5,795,000	2,811,000	5,874,000	2,849,000
Pacific Corporate Park — LLC	22.8%	5,474,000	1,246,000	5,684,000	1,294,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	96,989,000	9,909,000
Saddleback Financial Center — TIC (sold December 2004)	25.0%	—	—	7,439,000	1,860,000
Enclave Parkway — LLC	3.3%	23,310,000	759,000	23,600,000	769,000
Oakey Building — LLC	9.8%	4,000,000	390,000	—	—
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	—	—

Total		$224,547,000	$30,424,000	$159,888,000	$30,300,000

      On September 3, 2004, our Advisor refinanced Congress Center, or the borrower, with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. We own a 10.3% interest in Congress Center, and in connection with our payment obligations under the three loans our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 along with $253,000 in prepayment penalties related to the early termination of the loan.
      A summary of the three notes are as follows:

Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.

Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.

Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the borrower is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.

      Unconsolidated debt due to related parties
      We may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our Advisor, and NNN 2004 Notes Program, LLC, or, 2004 Notes Program, a subsidiary of our Advisor. As of December 31, 2004, the following notes were outstanding:
      Cunningham

Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 12.0% per annum and is due one year from the origination. On February 3, 2005, February 11, 2005, and March 18, 2005, Pacific Corporate Park issued promissory notes to Cunningham in the amounts of $130,000, $263,000, and $20,000, respectively. These notes bear interest at 12.0% per annum and have a one year maturity date.
      Triple Net Properties, LLC

County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor. This note bears interest at 12.0% per annum and is due upon demand.
      2004 Notes Program

The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid and County Center Drive, which has an outstanding balance of $16,000, consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center and County Center Drive properties are sold.

Commitment and Contingencies
      Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate exposure, plus $10 thousand per occurrence deductible
Earthquake	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California properties)	$90 million in excess of $10 million
Flood — named storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — all other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/$100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (excess liability)	$100 million aggregate exposure
Acts of terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible.

Debt Service Requirements
      Our principal liquidity needs include, but are not limited to, payments of interest and principal on outstanding indebtedness, which includes mortgages on our two consolidated properties. As of December 31, 2004, both University Heights and AmberOaks were subject to existing mortgages which had an aggregate principal amount outstanding of $19,285,000, which consisted of $4,285,000, or 22% allocable fixed rate debt at a weighted average interest rate of 5.25% per annum and $15,000,000 of variable rate debt at a weighted average interest rate of 5.75% per annum. As of December 31, 2004, the weighted average interest rate on our outstanding mortgages was 5.64% per annum. The scheduled principal payments for the next five years, as of December 31, 2004 are as follows:

2005	$65,000
2006	266,000
2007	14,875,000
2008	4,079,000
2009	—
Thereafter	—

$19,285,000

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and scheduled interest payments of our fixed rate debt at December 31, 2004. The table also provides information about the minimum commitments due in connection with our lease guarantee at December 31, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$65,000	$141,000	$4,079,000	$—	$4,285,000
Principal payments — variable rate debt		15,000,000			15,000,000
Interest payments — fixed rate debt		669,000			669,000
Interest payments — variable rate debt (rate in effect at December 31, 2004)		1,767,000			1,767,000
Lease guarantee(1)	220,000	214,000	—	—	434,000

Total	$285,000	$17,791,000	$4,079,000	$—	$22,155,000

(1)	The lease guarantee relates to our obligation on the Christie Street Office Building sold in 2001. Our Advisor agreed to indemnify us for the full amount of our obligation.

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds from Operations
      We define Funds from Operations, or FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.
      We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.
      Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.
      Our FFO reporting complies with NAREIT’s policy described above.

      The following is the calculation of FFO for the years ended December 31, 2004, 2003 and 2002, respectively:

	Years Ended December 31,

	2004	2003	2002

Net income	$2,544,000	$4,189,000	$2,293,000
Add:
Depreciation and Amortization — continuing operations	2,034,000	150,000	64,000
Depreciation and Amortization — discontinued operations	50,000	321,000	74,000
Depreciation and Amortization — unconsolidated real estate operating properties	1,325,000	1,261,000	607,000
Less:
Gain on sale of property	(2,466,000)	(2,614,000)	(213,000)

Funds from operations	$3,487,000	$3,307,000	$2,825,000

Weighted average common shares outstanding — basic and diluted	4,630,000	4,676,000	4,013,000

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and our required periodic reports under the Exchange Act and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5.

Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect it from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.
Subsequent Events

Dispositions
      On January 24, 2005, a binding sale agreement was entered into for the sale of the City Center West “A” Building, of which we own an 89.1% undivided tenant in common interest, to the United Insurance Company of America, an unaffiliated third party, for a total sales price of $27,610,000. In connection with this agreement, the buyer will assume a promissory note secured by the property with an outstanding balance at March 15, 2005 of $12,484,000. Our net cash proceeds will be approximately $12,604,000 after closing costs and other transaction expenses. The sale will result in us recording a net gain of approximately $4,954,000. The sale of City Center West “A” Building is expected to close on April 19, 2005. A commission will be paid to Realty upon the sale of the property in the amount of $414,000, or 1.5% of the purchase price.
      On January 26, 2005, a binding sale agreement was entered into for the sale of County Center Drive, Temecula, California, otherwise known as the County Center Drive Building, of which we own a 16% undivided tenant in common interest, to Hall Investment Company, Inc., an unaffiliated third party, for a total sales price of $7,200,000. Our net cash proceeds from this sale will be approximately $739,000 after closing costs and other transaction expenses. The sale will result in us recording a net gain of approximately $320,000. The sale of County Center Drive is expected to close at the beginning of April, 2005. A commission will be paid to Realty upon the sale of the property in the amount of $108,000, or 1.5% of the purchase price.
      On February 11, 2005, the 25351 Commerce Centre Drive, Lake Forest, California property, one of the three buildings in the Pacific Corporate Park, of which we own a 22.8% membership interest, was sold to Tomlinson & Sons, an unaffiliated third party, for a total sale price of $4,900,000. In connection with the sale, the borrowers repaid $4,005,000 of a promissory note secured by all three buildings. Our net proceeds from this sale were approximately $933,000 after closing costs and other transaction expenses, which were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% membership interest. The sale resulted in a net gain to us of $400,000. A property disposition fee was paid to Realty of $49,000, or 1% of the total sales price and sales commissions to unaffiliated brokers of $244,000, or 5% of the total sale price.
      We entered the agreements to sell our interests in the City Center West “A” Building and the County Center Drive Building and sold our interest in the Pacific Corporate Park, all in accordance with our regular business practices regarding dispositions of our properties. We entered into these actions in our normal course of business. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we presently intend to reinvest the net proceeds from the sales or potential sales of these properties in accordance with our regular business practices regarding purchases and sales of our properties, which may include reinvestment of the net proceeds in other real estate investments that qualify for like-kind exchange treatment under Section 1031 of the Code.
      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC, will not be renewing their lease, which expired on February 28, 2005. ACS currently occupies 44,000 square feet of the premises, which represents approximately 21% of the gross leasing area of the 207,000 square feet at the AmberOaks property. The tenant may occupy the space for an undetermined length of time beyond the term of the lease in accordance with hold over provisions in the lease or vacate the premises. As of March 31, 2005, ACS has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS.
     Other

Plan of Liquidation
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholders’ vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended) and (iii) the possible need to reduce our monthly distributions, in November, 2004 we began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including

Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc. as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Our board of directors is currently considering the prospects of an approval of a plan of liquidation, however, it has not made a decision thereon at this time. In the event of its approval thereof, our board of directors will include its recommendation in a proxy statement for approval by our shareholders of the plan of liquidation at our next annual meeting.
New Accounting Pronouncements
      In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment,” or “FAS 123R”. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.
      In April 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” or FAS 129-1. FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In December 2003, FASB revised FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial condition.
Risk Factors

The pending SEC investigation of our Advisor could result in regulatory actions against us which could negatively impact our ability to pay distributions.
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities

Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and our required periodic reports under the Exchange Act and fines, penalties or administrative remedies could be asserted against us which could have a material adverse impact on our results of operations and our ability to pay distributions to our stockholders.

Erroneous disclosure in the prior performance tables in our public offerings could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. Under the current Advisory Agreement, the Advisor currently bears the increased cost of compliance under the Sarbanes-Oxley Act, and related rules and regulations; however, the Advisory Agreement terminated on February 22, 2005. As of March 31, 2005, we had not negotiated a new advisory agreement. We expect that the Advisor might require that under the terms of any new advisory agreement we will bear the costs of complying with the Sarbanes-Oxley Act, and related rules and regulations directly.
      While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these new corporate governance standards and, as a result, we did not have all of the newly required procedures and policies in place at the time of enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies, which could negatively impact our results of operations and ability to pay distributions.

Distributions by us may include a return of capital.
      Distributions payable to our shareholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a shareholder’s basis. Distributions in excess of tax basis will constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our shareholders’ investments and our shareholders may lose some or all of their investments.
      By owning shares of our common stock, our shareholders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of your investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
      If our assets decrease in value, the value of your investment will likewise decrease and you could lose some or all of your investment.

Our properties face significant competition.
      We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce distributions to our shareholders. In the event that we elect to acquire additional properties, we will compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cost that we pay for such properties or may result in us ultimately not being able to acquire such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Competition with entities that have greater financial resources may limit our investment opportunities.
      We compete for investment opportunities with entities with substantially greater financial resources. These entities may be able to accept more risk than we can manage wisely. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours has increased and is likely to increase in the future.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our members.
      Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our members depend upon the ability of the tenants of our properties to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make lease payments and, consequently, would substantially reduce both its income from operations and its ability to make distributions to its members. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties, which could cause us to lose current or prospective tenants or cause us to reduce rental rates;

•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to its members.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

If we cannot successfully negotiate an extension of the Advisory Agreement, we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.
      We are advised by our Advisor pursuant to an Advisory Agreement that expired on February 22, 2005. Our Advisor currently manages our daily operations, provides our executive officers without an executed agreement and pays certain of our state, federal and local corporate compliance costs, including, without limitation, costs incurred in complying with the Sarbanes-Oxley Act. We expect that our Advisor might require that we bear certain of these compliance costs directly under the terms of any new Advisory Agreement, including the compliance costs associated with the Sarbanes-Oxley Act, as a condition to agreeing to extend the terms of the Advisory Agreement. If we are unable to successfully negotiate an extension of the Advisory Agreement on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our assets and business.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.
      Our portfolio lacks geographic diversity due to its limited size and the fact that all of our properties are located in only four states: California; Texas; Illinois; and Nevada. This geographic concentration of properties exposes us to economic downturns in these states. A regional recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor or its affiliates have interests that may vary from ours in such geographic markets.

Due to the limited number of properties in our portfolio, we are dependent upon those tenants that generate significant rental income, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations.
      As of December 31, 2004, rent paid by the two largest tenants at our consolidated properties represented 33% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our shareholders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We endeavor to maintain comprehensive insurance on each of the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance makes it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our stockholders’ best interests and may subject these investments to increased risks.
      We have acquired our interests in the Congress Center, Pacific Corporate Park, Enclave Parkway, Oakey Building and Emerald Plaza properties through co-ownership arrangements with one or more affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. These acquisitions were financed, in part, by loans under which we may have been are jointly and severally liable for the entire loan amount along with the other co-owners. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our shareholders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be unable to make required payments on loans that could result in loan defaults and possible loss of such property or properties in a foreclosure proceeding under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our shareholders; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

      Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interests subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our stockholders. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our shareholders.

There is currently no public market for our common stock. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you will likely do so at a substantial discount from the price you paid.
      There currently is no public market for our common stock. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our stock, and these restrictions may inhibit your ability to sell your common stock. We have a share repurchase plan, however, it is limited in terms of the number of shares which may be repurchased annually. It may be difficult for you to sell your shares promptly or at all. If you are able to sell your common stock, you may only be able to do so at a substantial discount from the price you paid.

Our success will be dependent on the performance of our Advisor as well as key employees of our Advisor.
      We are managed by our Advisor, subject to the oversight of our board of directors. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor and its key employees in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Advisor and the oversight of our board of directors as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. Please see “— Conflicts of Interest — The conflicts of interest described below may mean we will not be managed solely in the best interests of our shareholders.”

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2004, we had approximately $19,285,000 of debt outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
      In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
      The mortgages on our properties contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.
      If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, among other remedies, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to fund our dividend payments and thus, may cause us to fail to satisfy the REIT distribution requirements.

The pending SEC investigation of our Advisor could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for our acquisition of new investments and for meeting capital expenditure obligations, among other things. The SEC investigation of our Advisor described above, or any related enforcement action by government authorities against our Advisor or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.
      The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

Our cash flow is not assured, we may not pay distributions in the future.
      Our ability to pay distributions may be adversely affected by the risks described herein. We cannot assure you that we will be able to continue to pay distributions at the same rate or, at all, in the future. We also cannot assure you that the receipt of income from additional property acquisitions or dispositions will necessarily increase our cash available for distribution to our shareholders.

Our board of directors may alter our investment policies at any time without shareholder approval.
      Our board of directors may alter our investment policies at any time without shareholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay distributions.

Our past performance is not a predictor of our future results.
      Neither the track record of our Advisor in managing us, nor its performance with entities similar to ours shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Advisor. Our Advisor’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.
Conflicts of Interest

The conflicts of interest described below may mean we will not be managed solely in the best interests of our shareholders.
      Our Advisor’s officers and members of its board of managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our shareholders.
      Our Advisor also advises G REIT, Inc., NNN 2002 Value Fund, LLC, and NNN 2003 Value Fund, LLC and other private tenant-in-common and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s officers and managers also serve as officers and directors of G REIT, NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC. Mr. Thompson and the members of the board of managers and key executives of our Advisor collectively own approximately 43% of our Advisor.
      As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Advisor devotes to us, because they will be providing similar services to G REIT, NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and

•	impair our ability to compete for the acquisition of properties with other real estate entities that are also advised by our Advisor and its affiliates.
      If our Advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our shareholders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our shareholders as these agreements otherwise would have been.
      Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect your interests as a shareholder. For example, the operating agreement and the management agreement were not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.
Risks associated with being a REIT

If we fail to qualify as a REIT, our shareholders could be adversely affected.
      We have elected to be taxed as a REIT. To maintain REIT status, we must satisfy a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, the following:

•	that the gross income and investments of a REIT are largely real estate related, including mortgages secured by real estate;

•	that a REIT distributes substantially all its ordinary taxable income to its shareholders on a current basis; and

•	that the REIT’s equity ownership is not overly concentrated.

      Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year.
      If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to our shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our shareholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in its assets as of the date of requalification and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status. In we do not maintain our status as a REIT, we will not be required to make distributions to our shareholders.

We may not be able to meet, or we may need to incur borrowings that would otherwise not be incurred to meet, REIT minimum distribution requirements.
      In order to qualify and maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. In addition, the Code will subject us to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.
      We expect our income, if any, to consist almost solely of our portion of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our shareholders will consist of our portion of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefor; and

•	the annual distribution requirements contained in the Internal Revenue Code necessary to qualify and maintain our qualification as a REIT.
      Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, the use of cash to purchase shares under our share redemption program or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.
      In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4% excise tax even if we believe that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Because of our inability to retain earnings, we will rely on debt and equity financings for acquisitions. If we do not have sufficient capital resources from such financings, our growth may be limited.
      In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

We may be harmed by changes in tax laws applicable to REITs, or the reduced 15% tax rate on certain corporate distributions.
      Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.
      Generally, distributions paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate distributions, with certain exceptions. The more favorable treatment of regular corporate distributions could cause domestic non-corporate investors to consider stocks of other corporations that pay distributions as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate distributions will affect the market price of our common stock or what the effect will be.

We may incur a 100% tax on any prohibited transactions.
      We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial position, results from operations, cash flows, and ability to repay indebtedness and to pay distributions to our stockholders. We believe that none of our portfolio assets are held-for-sale to customers and that a sale of any of our portfolio assets would not be in the ordinary course of our business.
Risks associated with adoption of a plan of liquidation

If approved by our board and our shareholders our implementation of a plan of liquidation may affect our shareholders return on their investments.
      Our potential implementation of a plan of liquidation involves many risks, including, without limitation: (i) implementation of a plan of liquidation may cause us to fail to qualify as a REIT, which would substantially reduce the funds available for distribution to our shareholders; (ii) if our shareholders approve the plan of liquidation, they will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold; and (iii) approval of the plan of liquidation may lead to shareholder litigation which could result in substantial costs and distract our management.

Our officers and directors and our Advisor have interests that differ from our shareholders in the event of our liquidation.
      In the event of our liquidation, our Advisor, Realty or another affiliate of our Advisor will be paid to liquidate our assets pursuant to the Advisory Agreement. Such fee will be the lesser of: (i) 3% of the contracted for sales price of the property; or (ii) 50% of the competitive real estate commission. Additionally, the property disposition fee to our Advisor or an affiliate of our Advisor shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the underlying property: (i) 6% of the contracted for sales price or (ii) the competitive real estate commission. Our Advisor, Realty or another affiliate of our Advisor also has agreements with certain affiliated co-owners of our properties, under which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Our Advisor also owns 22,000 shares of our common stock, and, therefore, if our board of directors and our shareholders approve the plan of liquidation, our Advisor will be entitled to receive distributions on those shares.

      Additionally, under the current Advisory Agreement, we pay costs incurred in connection with preparing reports to be filed pursuant to the Exchange Act, and our Advisor pays certain of our state, federal and local compliance costs including, without limitation, costs incurred in connection with our compliance with the Sarbanes-Oxley Act. These costs will be material and our Advisor expects these amounts to be approximately $500,000 during 2005 and 2006. If the plan of liquidation is approved by our board of directors and our shareholders, our Advisor will be relieved of these expenses once our company is no longer subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and related rules and regulations.
      If our board of directors’ and shareholders’ approve the plan of liquidation, which has not yet been submitted for approval or approved, Jack R. Maurer, our chief executive officer and president, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if it is proposed for approval and approved, and if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive incentive bonuses from our Advisor, in addition to his regular salary from our Advisor.
      If our board of directors and shareholders approve the plan of liquidation, W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, will become entitled to receive milestone payments, if specified goals are met.
      If our shareholders approve the plan of liquidation, our shareholders will also be approving the right of our special committee in its discretion to pay retention and incentive based bonuses to some or all of our key officers from time to time.
      Our executive officers and directors own a total of 1,218 shares of our common stock, for which they will receive distributions in connection with our liquidation.
      The plan of liquidation being contemplated (but which has not as yet been submitted for approval by our board of directors or our shareholders) provides that we may sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, but only if the transaction is approved by the special committee. If we enter such a transaction, we expect that the special committee will require that Stanger opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the underlying property as a condition to their approval. In no event will the special committee approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Approximately 78% of our mortgage notes payable at December 31, 2004 were subject to variable interest rates, therefore, we are exposed to market changes in interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

      Our interest rate risk is monitored using a variety of techniques. The table below provides information about our mortgage debt obligations, and presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$65,000	$69,000	$72,000	$4,079,000	$—	$—	$4,285,000	$4,662,000
Average interest rate on maturing fixed rate debt	5.25%	5.25%	5.25%	5.25%	—	—	5.25%
Variable rate debt	$—	$197,000	$14,803,000	$—	$—	$—	$15,000,000	$16,072,000
Average interest rate on maturing variable rate debt	—	5.75%	5.75%	—	—	—	5.75%
      The weighted average interest rate of our mortgage debt as of December 31, 2004 was 5.64% per annum. At December 31, 2004, our mortgage debt consisted of $4,285,000, or 22% of the total debt, at a fixed interest rate of 5.25% per annum and $15,000,000, or 78% of the total debt, at a weighted average variable interest rate of 5.75% per annum. An increase in the variable interest rate on certain mortgages payable consititutes a market risk. As of December 31, 2004, for example, a 0.25% increase in LIBOR would have increased our overall annual interest expense by $37,500 or 4.35%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk. Certain of our loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.
      Our exposure to market changes in interest rates is similar to that which we faced at December 31, 2003. The table below presents, as of December 31, 2003, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed rate debt	$62,000	$65,000	$68,000	$72,000	$4,079,000	$—	$4,346,000	$4,703,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	5.25%	—	5.25%
Variable rate debt	$100,000	$103,000	$4,701,000	$—	$—	$—	$4,904,000	$4,908,000
Average interest rate on maturing debt	3.27%	3.27%	3.27%	—	—	—	3.27%
      The weighted average interest rate of our mortgage debt as of December 31, 2003 was 4.2% per annum. At December 31, 2003, our mortgage debt consisted of $4,904,000, or 53% of the total debt, at a weighted average variable interest rate averaging 3.27% per annum and $4,346,000 or 47% of the total debt at a fixed interest rate of 5.25% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2003, for example, a 0.25% increase in LIBOR would have increased our overall annual interest expense by $12,000, or 7.65%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk. Certain of our loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Item 8.	Financial Statements and Supplementary Data
      See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of Grant Thornton LLP and Engagement of Deloitte & Touche, LLP
      Effective February 8, 2004, our board of directors dismissed Grant Thornton LLP, or Grant Thornton, as our independent certified public accountants based on the recommendation of the audit committee of our board of directors. Effective February 8, 2004, our board of directors retained Deloitte & Touche, LLP, or Deloitte, as its independent registered public accounting firm, based on the recommendation of the audit committee.

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
      There were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) that occurred during the period of Grant Thornton’s engagement.
      Grant Thornton provided us with a letter addressed to the SEC stating that it had reviewed the statements included in our Current Report on Form 8-K, dated February 8, 2004, and filed with the SEC on February 12, 2004, and that it agreed with our statement regarding Grant Thornton. A copy of this letter was filed as Exhibit 16.1 to the Current Report on Form 8-K.
      Prior to our engagement of Deloitte, we did not consult with Deloitte regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered by Deloitte on our financial statements, or (3) any other matter that was the subject of a disagreement between us and our auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Following the signatures section of this Annual Report are certifications of our chief executive officer and the chief financial officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      For the period ended September 30, 2004, we concluded that our previously filed financial statements for the quarters ended March 31, 2004 and June 30, 2004 should not be relied upon. We have restated the relevant financial statements to reflect the fact that one of our real estate properties should have been recorded on the purchase date on a consolidated basis and not as an unconsolidated investment.
      During the period covered by this report, we completed an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Effective February 8, 2004, our board of directors retained Deloitte as our new independent registered public accounting firm based on the recommendation of the audit committee. As a result of Deloitte’s audit of our consolidated financial statements for the year ended December 31, 2003, we received certain recommendations from Deloitte concerning certain matters related to our internal controls and certain observations and recommendations on other accounting, administrative and operating matters, or the Deloitte Recommendations. In connection with Deloitte’s audit of our consolidated financial statements for the year ended December 31, 2004, Deloitte notified our management and audit committee of the existence of reportable conditions which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte, which we refer to as the Deloitte Recommendations, related to, among other things, our need to formalize policies and procedures (including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts, and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner. Deloitte advised our management and audit committee that the reportable condition identified by us during our quarterly review process for the period ended September 30, 2004, constituted, in Deloitte’s judgment, a material weakness in our internal controls.
      As a result of the Evaluation and the Deloitte recommendations, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures and (2) develop policies and procedures to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies.
      We have implemented and continue to implement improvements in our internal controls, including, among others, devising, standardizing and promulgating new policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters. We have also spent a considerable amount of time organizing and developing our internal control procedures and an internal audit process that tests any material weaknesses identified.
      We have also employed a new chief financial officer with considerable experience in public company financial reporting, GAAP and REIT compliance and added the position of chief accounting officer. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      (b) Changes in internal control over financial reporting. We have taken steps to improve and are continuing to improve our internal controls over financial reporting during the three months ended December 31, 2004. We will continue to make changes in our internal control processes in the future.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table and biographical descriptions set forth information with respect to our officers and directors.

Name	Age	Position	Term of Office

Anthony W. Thompson	58	Chairman of the Board of Directors	Since 1999
D. Fleet Wallace	37	Director	Since 2002
W. Brand Inlow	51	Director	Since 2002
Scott Peters	47	Executive Vice President and Chief Financial Officer	Since 2004
Jack R. Maurer	61	Chief Executive Officer and President	Since 2004
Andrea Biller	54	Secretary	Since 2004
Kelly J. Caskey	37	Chief Accounting Officer	Since 2004
      There are no family relationships between any directors, executive officers or between any director and executive officer.
      Anthony W. (“Tony”) Thompson has served as chairman of our board of directors, chief executive officer, president and a director since December 1999. Mr. Thompson resigned as chief executive officer and president in August 2004. Mr. Thompson is a co-founder and 36% owner of our Advisor, Triple Net Properties, LLC, and has been its chief executive officer and chairman of its board of managers since its inception in April 1998. He is also president and, through December 31, 2004, 100% owner of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us (effective January 1, 2005, Mr. Thompson owns 88% of Realty). Mr. Thompson served as chief executive officer and president of G REIT, Inc., an affiliate, from December 2001 through the present and has served as chief executive officer and president of A REIT, Inc. from January 2004 through the present. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson has been the president and 100% owner, through December 31, 2004, of our dealer manager, NNN Capital Corp., since 1986 (effective January 1, 2005, Mr. Thompson owns 95% of NNN Capital Corp.) and is a registered securities principal with the NASD. Mr. Thompson serves as the chairman of our board of directors, as well as the chairman of G REIT Inc.’s, and A REIT, Inc.’s board of directors. He is a 1969 graduate of Sterling College with a BS degree in economics. He is a member of the Sterling College board of trustees and various other charitable and civic organizations.
      D. Fleet Wallace has served as one of our directors since May 2002. He is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of G REIT, Inc.

Mr. Wallace received a B.A. in history from the University of Virginia in 1990 and a J.D. from the University of Virginia in 1994.
      W. Brand Inlow has served as one of our directors since May 2002. He is a principal, co-founder, and serves as director of acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, VA conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as president of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was vice president of acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc. a publicly traded real estate investment trust, as assistant vice president and senior acquisition analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of G REIT, Inc.
      Scott D. Peters has served as our executive vice president and chief financial officer since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Effective September 2004, Mr. Peters also serves as the executive vice president and chief financial officer of G REIT Inc. and executive vice president, chief financial officer and member of the board of managers of our Advisor. From September 2004 through January 2005, he also served as executive vice president and chief financial officer of A REIT Inc. From July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded corporation. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
      Jack R. Maurer has served as our secretary and treasurer from December 1999 through August 2004, and as our chief executive officer and president since August 2004 through the present. He has served as chief financial officer of our Advisor from April 1998 to December 2001, when he became financial principal of NNN Capital Corp., and has served as executive vice president of G REIT, Inc., an affiliate, since December 2001. Mr. Maurer has over 29 years of real estate financial management experience, including chief financial officer and controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a general partner and CEO of Wescon Properties, where he was involved in finance, accounting and forecasting. His previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS degree from California University at Northridge in 1973 and is a registered operations and financial principal with the NASD.
      Andrea R. Biller has served as our secretary since May 2004. She has served as general counsel for our Advisor since March 2003, overseeing all legal functions for our Advisor and coordinating with outside counsel. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commission from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a BA degree in psychology from Washington University, an MA degree in psychology from Glassboro State University and a JD degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.
      Kelly J. Caskey has served as our chief accounting officer since September 2004 and is responsible for all areas of accounting and financial reporting. Effective May 2004, she also serves as chief accounting officer — REITs for our Advisor and effective September 2004 she also serves as chief accounting officer of G REIT Inc. Effective November 2004 and January 2005, Ms. Caskey served as chief accounting officer and chief financial officer, respectively, of A REIT Inc. From April 1996 to May 2004, Ms. Caskey

served as assistant controller of The First American Corporation, Inc., a publicly traded title insurance company, and vice president and assistant controller of First American Title Insurance Company, a subsidiary of The First American Corporation. Ms. Caskey is a California Certified Public Accountant and received a BS degree in business administration with an accounting concentration from California State University, Fullerton.
Our Advisor’s Managers and Executive Officers
      As of March 31, 2005, Anthony W. Thompson, Scott D. Peters, Jack R. Maurer, Talle A. Voorhies, Daniel R. Baker and Louis J. Rogers serve as members of our Advisor’s board of managers. None of the members of our Advisor’s board of managers are independent. The members of our Advisor’s board of managers serve for unlimited terms and our Advisor’s executive officers serve at the discretion of our Advisor’s board of managers. The members of our Advisor’s board of managers and our Advisor’s executive officers as of March 31, 2005 are as follows:
      Anthony W. (“Tony”) Thompson also serves as chief executive officer for our Advisor and as one of our executive officers. See disclosure above.
      Scott D. Peters also serves as chief financial officer for our Advisor and as one of our executive officers. See disclosure above.
      Jack R. Maurer also serves as executive vice president for our Advisor and as one of our executive officers. See disclosure above.
      Talle A. Voorhies has served as a member of our Advisor’s board of managers since 1998. She also served as our Advisor’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our Offerings. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Advisor’s investor services department and is a registered financial principal with the NASD.
      Louis J. Rogers has served as president and a member of the board of managers of our Advisor since September 2004. Mr. Rogers was a member of the law firm of Hirschler Fleischer from 1986 and a stockholder of the firm from 1994 until January 1, 2005. At Hirschler Fleischer he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Mr. Rogers earned a B.S. degree from Northeastern University in 1979 (with highest honors), a B.A. degree (with honors) in 1981, an M.A. degree in 1985 in jurisprudence from Oxford University and a J.D. degree in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar.
      Daniel R. “Dan” Baker, has served as a member of the board of managers of our Advisor since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004, SugarOak Corporation provided asset management, construction management, property management, and real estate development, services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the board of Union Land and Management Company and director and president of Coastal American Corporation. In these positions, Mr. Baker has managed commercial real estate assets in excess of $200 million in market value. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a BA degree in government, Mr. Baker participates in numerous community organizations. Mr. Baker is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Richard T. Hutton Jr. has served as the chief investment officer of our Advisor since August 2003. Mr. Hutton has also served as our interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president property management for our Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of G REIT and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.
      Shannon Alter has served as senior vice president-director of operations for our Advisor since June 2002. Ms. Alter oversees our Advisor’s portfolio, manages the property management staff and is in charge of third party property managers. Ms. Alter owned and ran Retail Management Services, a commercial real estate consulting firm, from 1996 to June 2002. Ms. Alter’s experience includes prior positions as manager of property management for The Vons Companies, Inc. and director of property management for Diversified Shopping Centers. She was the 2004 President of the Orange County IREM chapter and teaches IREM courses on a national and local basis. Ms. Alter is widely published and was awarded the Journal of Property Management Article of the Year award for 1998 and 1999. Ms. Alter holds a BA degree from the University of Southern California.
Fiduciary Relationship of our Advisor to Us
      Our Advisor is a fiduciary of us and has fiduciary duties to us and our shareholders pursuant to the Advisory Agreement and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
      Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.
      Our Advisor may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Advisor or Mr. Thompson. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our shareholders. Investors who have questions concerning the fiduciary duties of our Advisor should consult with their own legal counsel.
Committees of Our Board of Directors

Acquisition Committee
      Each of our acquisitions must be approved by the acquisition committee, a majority of whom are independent Directors, or a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to us and consistent with our investment objectives. Currently the acquisition committee is comprised of all members of our board of directors. Our Advisor will recommend suitable properties for consideration by the appropriate acquisition committee or our board of directors from time to time. If the acquisition committee approves a given acquisition, our Advisor will be directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the committee. Properties may be acquired from our Advisor or its affiliates or our officers and directors, provided that any interested or affiliated directors shall not vote on such an acquisition.

Audit Committee
      We have a standing audit committee the members of which are selected by our board of directors each year. Our audit committee is comprised of our two independent directors, Messrs. Inlow and Wallace. Each member of our audit committee meets the criteria for independence set forth in Rule 10A-3(b)(1)

under the Exchange Act. Our board of directors has determined that Mr. Inlow qualifies as an “audit committee financial expert” under the rules of the SEC. The audit committee:

•	makes recommendations to our board of directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees;

•	consults with the independent public accountants regarding the adequacy of our internal accounting controls; and

•	periodically meets with representatives of our disclosure committee on various subjects within the scope of the discloser committee’s charter (the disclosure committee is comprised of representatives of our management).

(i) W. Brand Inlow, who is an audit committee financial expert, will not be deemed expert for any purpose including, without limitation, for purposes of section 11 of the Securities Act as a result of being designated or identified as an audit committee financial expert.

(ii) The designation or identification of Mr. Inlow as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

(iii) The designation or identification of Mr. Inlow as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.
      In performing these functions, the audit committee meets periodically with the independent auditors (including private sessions) to review the results of their work.

Executive Compensation Committee
      Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for the directors and executive officers. The members of the executive compensation committee are Messrs. Thompson, Wallace and Inlow. At present, the executive compensation committee serves only to determine the stock option grants under our two stock option plans.

Special Committee
      On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. At the present time, the special committee serves only to determine the strategic alternatives reasonably available to us, including the advisability of recommending to our shareholders the adoption of a plan of liquidation. As yet, the plan of liquidation has not been submitted to our board of directors or our shareholders for approval.
Director Compensation
      We pay each independent director a fee of $1,000 for attending, in person or by telephone, each regular meeting of the board of directors. The independent and outside directors also qualify for the independent director stock option plan.

Independent Director Stock Option Plan
      In February 2000 we adopted the independent director stock option plan, or the Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan.
      The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of our common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of our common stock at the applicable option exercise price may be granted on the date of each annual meeting of shareholders or as otherwise determined to each independent and outside director so long as the individual is still in office. In 2004, we granted options to purchase 10,000 shares at $9.05 per share to each of the two independent directors. As of December 31, 2004, we have granted options to purchase 50,000 shares in accordance with the Director Plan. The Director Plan was approved at the annual shareholder meeting on June 28, 2003.
Officer and Employee Stock Option Plan
      In February 2000, we adopted the officer and employee stock option plan, or the Officer Plan. All of our officers and employees are eligible to participate in the Officer Plan.
      We have authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of the compensation committee, has discretion to grant options to officers and employees effective as of each annual meeting of our shareholders. In 2004, we granted 240,000 options. As of December 31, 2004, we have granted options to purchase 375,000 shares to our officers. The Officer Plan was approved at the annual shareholder meeting on June 28, 2003.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors, and persons who own 10% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and shareholders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We have made the services of our legal counsel available to our officers and directors to assist them in meeting their filing obligations.
      Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required), we believe that since we have become publicly registered none of our officers and directors complied with any applicable Section 16(a) filing requirements (we have no shareholders who own 10% of more of our common stock). We intend to make the appropriate filings to comply with the Section 16(a) requirements.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. The executive officers are compensated by our Advisor and/or its affiliates and will not receive any compensation from us for their services, outside of the Officer Plan.

Option/ SAR Grants in Last Fiscal Year
      No option grants were made to officers and directors in the last fiscal year ended December 31, 2004.
      Aggregated Option/ SAR Exercises and Fiscal Year-End Option/ SAR Value Table

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money
	Acquired on	Value	Options/SARs at FY-End	Options/SARs at FY-End ($)
Name	Exercise ($)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony W. Thompson(1)	-0-	-0-	135,000/0	$128,000/$0
Jack R. Maurer(2)	-0-	-0-	0/60,000	$0/$60,000

(1)	Mr. Thompson served as our chief executive officer until his resignation effective August 18, 2004.

(2)	Mr. Maurer was appointed as our chief executive officer effective August 18, 2004.
Compensation Committee Interlocks and Insider Participation
      During 2004, the following directors served on the compensation committee: Messrs. Thompson, Wallace and Inlow. Mr. Thompson also served as chief executive officer and president until his resignation effective August 18, 2004.
Board Compensation Committee Report on Executive Compensation
      The compensation committee may recommend awards of stock options to officers and other employees under the Officer Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The following table shows, as of March 31, 2005, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) the chief executive officer and each of our four most highly compensated executive officers if such officer’s salary and bonus for 2004 exceeded $100,000, (3) each director and (4) all directors and executive officers as a group.

	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned(1)	Class

Anthony W. Thompson(2)	155,203	3.4%
Jack R. Maurer(3)	—	*
D. Fleet Wallace	10,552	*
W. Brand Inlow	10,552	*

All Directors and Executive Officers as a group	178,307	3.9%

*	Represents less than 1% of our outstanding common stock.

(1)	Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Mr. Thompson served as our chief executive officer until his resignation effective August 18, 2004. Includes 103 Shares owned by AWT Family LP, a limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, LLC, a limited liability company controlled by Mr. Thompson.

(3)	Mr. Maurer was appointed as our chief executive officer effective August 18, 2004.

Equity Compensation Plan Information
      Our equity compensation plan information is as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	425,000	$9.05	375,000
Equity compensation plans not approved by security holders	—		—

Total	425,000		375,000

(1)	Each of the Independent Director and Officer/ Employee Stock Option Plans was approved at our Annual Meeting of Shareholders held on June 28, 2003.

Item 13.	Certain Relationships and Related Transactions
      Our Advisor is primarily responsible for managing our day to day business affairs and assets and carrying out the directives of our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. All of our officers and one of our directors are affiliated with our Advisor, and these officers and directors collectively own 43% of the equity interest in our Advisor. Our Advisor currently advises more than 100 entities that have invested in properties located in 20 states.
      Before the commencement of our initial public offering, our Advisor purchased 22,000 shares of common stock at a price of $9.05 per share for $200,000 in cash. Our Advisor intends to retain such shares while serving as our Advisor to us.

Advisory agreement
      Our Advisory Agreement between us and our Advisor, as amended, was renewed by the board of directors on June 28, 2003 for an additional one-year term effective February 22, 2003. We compensate our Advisor for its services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due our Advisor under this agreement. We paid our Advisor $319,000, $1,000 and $620,000 for services provided during the years ended December 31, 2004, 2003 and 2002, respectively.
      Our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment, and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets (as defined in the Advisory Agreement) or 25% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. There were no costs incurred by or paid to our Advisor for these services for the years ended December 31, 2004, 2003, and 2002, respectively.
      Additionally, under the current Advisory Agreement, we pay costs incurred in connection with preparing reports to be filed pursuant to the Exchange Act, and our Advisor pays certain of our state, federal and local compliance costs including, without limitation, costs incurred in connection with our compliance with the Sarbanes-Oxley Act. These costs have been, and will continue to be material during 2005. However, the Advisory Agreement terminated on February 22, 2005. We have not currently negotiated a new Advisory Agreement, and we anticipate that our Advisor might require that under the terms of any new Advisory Agreement we bear such costs directly. These costs were unanticipated at the time of our formation and we expect these costs to have a particularly large impact on our results of operations due to our small market capitalization.
      Our Advisor may receive an annual asset management fee of up to 1.5% of our average invested assets. This fee will be paid or accrue quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.00% per annum on their investment in us. If the fee is not paid in any quarter, it will accrue and be paid once our shareholders have received a cumulative 8.00% return. Our Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by us on properties managed. There were no costs incurred by or paid to our Advisor for these services for the years ended December 31, 2004, 2003, and 2002, respectively.

Property management fees
      We pay to Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of our properties are managed by Realty. We paid Realty $343,000, $195,000 and $225,000 for services provided during the years ended December 31, 2004, 2003 and 2002, respectively.
     Real estate commissions
      Realty earns sales commissions from acquisitions and dispositions of our properties. For the year ended December 31, 2004, 2003, and 2002, we paid sales commissions to Realty of $843,000, $350,000, and $0, respectively. For the years ended December 31, 2004, 2003, and 2002, unaffiliated sellers paid sales commissions to Realty of $3,762,000, $3,380,000, and $1,858,000, respectively, related to consolidated and unconsolidated properties purchased by us (See Note 3).

Incentive distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership and is entitled to incentive distributions of operating cash flow after our shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to our Advisor. No incentive distributions were made to our Advisor as of December 31, 2004.

Unconsolidated debt due to related parties
      We may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, Triple Net Properties, LLC, our Advisor, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of December 31, 2004, the following notes were outstanding:
      Cunningham

Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 12.0% per annum and is due one year from the origination. On February 3, 2005, February 11, 2005, and March 18, 2005, Pacific Corporate Park issued promissory notes to Cunningham in the amounts of $130,000, $263,000, and $20,000, respectively. These notes bear interest at 12.0% per annum and have a one year maturity date.
      Triple Net Properties, LLC

County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor. This note bears interest at 12.0% per annum and is due upon demand.
      2004 Notes Program

The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid and County Center Drive, which has an outstanding balance of $16,000, consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center and County Center Drive properties are sold.

Accounts receivable from related parties

Lease
      In connection with the sale of the Christie Building in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant office building with the current tenant’s lease which expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $460,000 and $641,000 related to its obligations under the guaranty at December 31, 2004 and 2003, respectively. We have no collateral, however we have recourse against our Advisor under the indemnity agreement. At April 19, 2004, we have been reimbursed by our Advisor for all amounts paid under the guarantee and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

Executive officer investments in unconsolidated real estate
      We have purchased certain TIC interests in properties where our executive officers or non-independent director also have made investments.

Emerald Plaza — San Diego, California
      On July 26, 2004, we purchased a 2.7% membership interest in the Emerald Plaza Building in San Diego, CA, through NNN Emerald Plaza, LLC.
      AWT Family LP, a limited partnership wholly owned by Anthony W. Thompson, who was our chief executive officer, president and chairman of our board of directors at the time of the purchase, purchased a 1.9% TIC interest in the property in the amount of $802,500.
      Jack R. Maurer, who was our Treasurer at the time of the purchase, purchased a 0.3% membership interest through NNN Emerald Plaza, LLC for $25,000.

Business relationships with legal counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2004, we incurred and paid legal fees to Hirschler Fleischer of $36,000. During the year ended December 31, 2004, Louis J. Rogers was a member and stockholder of Hirschler Fleischer. Effective August 15, 2004, Mr. Rogers was appointed president of our Advisor and effective September 27, 2004, Mr. Rogers was appointed a member of our Advisor’s board of managers. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Also, effective January 1, 2005, Mr. Rogers owns 2.0% of our Advisor, 12.0% of Realty and 5.0% of NNN Capital Corp.

Item 14.	Principal Accounting Fees and Services
      Grant Thorton, LLP served as our independent auditors from August 22, 2002, until they were dismissed by us on February 8, 2004. Deloitte served as our independent auditors from February 8, 2004 and audited our financial statements for the years ended December 31, 2004 and 2003.
      The following table lists the fees for services rendered by our independent auditors for 2004 and 2003:

Services	2004	2003

Audit Fees(1)	$401,000	$227,000
Audit-Related Fees(2)	74,000	—
Tax Fees(3)	172,000	10,000
All Other Fees(4)	—	—

Total	$647,000	$237,000

(1)	Audit fees billed in 2004 and 2003 consisted of audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2004 and 2003 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2004 and 2003 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2004 or 2003.
      The audit committee has determined that the provision by Deloitte of non-audit services for us in 2004 is compatible with Deloitte’s maintaining its independence.
      The audit committee has approved Deloitte to perform the following non-audit services for us during 2005:

•	Consultations and consents related to SEC filings and registration statements

•	Consultation of accounting matters

•	Tax planning and tax compliance for the U.S. income and other taxes
      The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC which are approved by the audit committee prior to the completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (1) Financial Statements:
      (2) Financial Statement Schedules
      The following financial statement schedule for the year ended December 31, 2004 is submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	103
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	104
      All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (3) Exhibits
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
T REIT, Inc.
      We have audited the accompanying consolidated balance sheets of T REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for the years then ended. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of T REIT, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of T REIT, Inc.
      We have audited the accompanying consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows of T REIT, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of T REIT, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Irvine, California
March 19, 2003

T REIT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31,

	2004	2003

ASSETS
Real estate investments:
Operating properties, net of accumulated depreciation	$23,874,000	$6,602,000
Property held for sale, net of accumulated depreciation	—	9,144,000
Investments in unconsolidated real estate	19,272,000	19,331,000

	43,146,000	35,077,000
Cash and cash equivalents	7,229,000	12,189,000
Restricted cash	1,691,000	574,000
Investment in marketable securities	491,000	—
Accounts receivable, net of allowance for doubtful accounts	125,000	37,000
Accounts receivable from related parties	514,000	538,000
Real estate deposits	—	11,000
Other assets, net	4,058,000	296,000
Note receivable	3,299,000	647,000

Total assets	$60,553,000	$49,369,000

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Mortgages payable	$19,285,000	$4,346,000
Mortgages payable secured by property held for sale	—	4,904,000
Accounts payable and accrued liabilities	1,904,000	1,611,000
Accounts payable due to related party	49,000	24,000
Distributions payable	327,000	318,000
Security deposits and prepaid rent	253,000	59,000

	21,818,000	11,262,000
Minority interests	1,916,000	—
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,612,000 and 4,646,000 outstanding at December 31, 2004 and 2003, respectively	47,000	47,000
Additional paid-in capital	41,533,000	41,265,000
Treasury stock, 107,000 and 74,000 shares at December 31, 2004 and 2003, respectively	(979,000)	(675,000)
Distributions in excess of earnings	(3,792,000)	(2,530,000)
Accumulated other comprehensive income	10,000	—

Total shareholders’ equity	36,819,000	38,107,000

Total liabilities, minority interests and shareholders’ equity	$60,553,000	$49,369,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

Revenues:
Rental income	$4,959,000	$1,068,000	$304,000

Expenses:
Rental	1,868,000	265,000	102,000
General and administrative	1,264,000	815,000	539,000
Depreciation and amortization	1,961,000	150,000	21,000

	5,093,000	1,230,000	662,000
Loss before other income (expense), discontinued operations, and minority interests	(134,000)	(162,000)	(358,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,187,000)	(305,000)	(13,000)
Interest income	449,000	116,000	283,000
Dividend income	86,000	—	—
Gain on sale of marketable securities	109,000	—	—
Equity in earnings of unconsolidated real estate	581,000	1,160,000	1,126,000

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments and minority interests	(96,000)	809,000	1,038,000
Gain on sale of real estate investments	2,466,000	2,614,000	213,000
Income from discontinued operations	89,000	766,000	1,042,000

Net income before minority interests	2,459,000	4,189,000	2,293,000
Minority interests	(85,000)	—	—

Net income	$2,544,000	$4,189,000	$2,293,000

Other comprehensive income:
Net income	$2,544,000	$4,189,000	$2,293,000
Unrealized gain on marketable securities	10,000	—	—

Net comprehensive income	$2,554,000	$4,189,000	$2,293,000

Net income per common share:
Continuing operations — basic and diluted	$0.00	$0.17	$0.26
Discontinued operations — basic and diluted	0.55	0.73	0.31

Total net income per common share — basic and diluted	$0.55	$0.90	$0.57

Weighted average common shares outstanding — basic and diluted	4,630,000	4,676,000	4,013,000

Distributions declared per share	$0.82	$0.82	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

		Common Stock
						Accumulated
		Common			Distributions in	Other
	Number of	Stock Par	Additional	Treasury	Excess of	Comprehensive
	Shares	Value	Paid-In Capital	Stock	Earnings	Income	Total

BALANCE — December 31, 2001	2,470,000	$25,000	$21,609,000	$(8,000)	$(1,857,000)	—	$19,769,000
Issuance of common stock	2,249,000	22,000	19,656,000	—	—	—	19,678,000
Distributions	—	—	—	—	(3,312,000)	—	(3,312,000)
Repurchase of Shares	(23,000)	—	—	(212,000)	—	—	(212,000)
Net income	—	—	—	—	2,293,000	—	2,293,000

BALANCE — December 31, 2002	4,696,000	47,000	41,265,000	(220,000)	(2,876,000)	—	38,216,000
Distributions	—	—	—	—	(3,843,000)	—	(3,843,000)
Repurchase of Shares	(50,000)	—	—	(455,000)	—	—	(455,000)
Net income	—	—	—	—	4,189,000	—	4,189,000

BALANCE — December 31, 2003	4,646,000	47,000	41,265,000	(675,000)	(2,530,000)	—	38,107,000
Distributions	—	—	—	—	(3,806,000)	—	(3,806,000)
Stock Based Compensation Expense	—	—	268,000	—	—	—	268,000
Repurchase of Shares	(34,000)	—	—	(304,000)	—	—	(304,000)
Unrealized gain on marketable securities	—	—	—	—	—	$10,000	10,000
Net income	—	—	—	—	2,544,000	—	2,544,000

BALANCE — December 31, 2004	4,612,000	$47,000	$41,533,000	$(979,000)	$(3,792,000)	$10,000	$36,819,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,544,000	$4,189,000	$2,293,000
Adjustments to reconcile net income to net cash provided by operating activities
Distributions received in excess of (equity) in earnings of unconsolidated real estate	964,000	631,000	(450,000)
Gain on sale of real estate investments	(2,466,000)	(2,614,000)	(213,000)
Gain on sale of marketable securities	(109,000)	—	—
Depreciation and amortization — continued and discontinued operations	2,404,000	472,000	746,000
Stock based compensation expense	268,000	—	—
Minority interest expense	(85,000)	—	—
Change in operating assets and liabilities:
Accounts receivable	(96,000)	(308,000)	51,000
Accounts receivable from related parties	24,000	56,000	33,000
Amortization of deferred financing costs	99,000	121,000
Other assets	(376,000)	145,000	(582,000)
Accounts payable and accrued liabilities	452,000	343,000	458,000
Security deposits and prepaid rent	(33,000)	(85,000)	(46,000)

Net cash provided by operating activities	3,590,000	2,950,000	2,290,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(7,236,000)	—	—
Proceeds from sale of marketable securities	6,865,000	—	—
Purchase of real estate operating properties	(23,091,000)	(9,580,000)	(6,885,000)
Purchase of investments in unconsolidated real estate	(1,125,000)	(2,438,000)	(12,172,000)
Restricted cash	(1,117,000)	356,000	—
Capital expenditures	(80,000)	(198,000)	(232,000)
Proceeds from disposition of properties	3,245,000	13,320,000	1,502,000
Proceeds from sale of investments in unconsolidated real estate	1,619,000	—	—
Collections of notes receivable	6,576,000	(60,000)	1,795,000
Real estate deposits applied to purchases	11,000	1,117,000	(3,287,000)

Net cash (used in) provided by investing activities	(14,333,000)	2,517,000	(19,279,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	—	—	19,343,000
Borrowings under notes payable	15,000,000	5,000,000	4,400,000
Principal payments on notes payable and credit facility	(5,510,000)	(106,000)	(1,047,000)
Borrowings on credit facility	545,000	—	—
Payment of deferred financing costs	—	—	(150,000)
Repurchase of shares	(304,000)	(455,000)	(212,000)
Distributions paid	(3,796,000)	(3,846,000)	(2,863,000)
Distributions to minority shareholders	(152,000)	—	—

Net cash provided by financing activities	5,783,000	593,000	19,471,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,960,000)	6,060,000	2,482,000
CASH AND CASH EQUIVALENTS — beginning of year	12,189,000	6,129,000	3,647,000

CASH AND CASH EQUIVALENTS — end of year	$7,229,000	$12,189,000	$6,129,000

T REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
For the Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,211,000	$1,780,000	$1,820,000

Income taxes	$6,000	$30,000	$69,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
INVESTING ACTIVITIES
Increase in assets net of liabilities of acquisitions/dispositions	$5,131,000	$2,327,000	$—
Increase in investment in operating properties	$19,525,000	$9,167,000	$—
Decrease in investment in operating properties	$10,817,000	$33,327,000	$—
Increase in investment in unconsolidated real estate	$1,670,000	$2,438,000	$—
Decrease in investment in unconsolidated real estate	$766,000	$—	$—
Decrease in notes payable due to the sale of properties	$—	$23,732,000	$—
Note receivable due to sale of properties	$9,228,000	$—	$—
Minority interest liability of acquisitions	$2,153,000	$—	$—
FINANCING ACTIVITIES
Issuance of common stock for distributions reinvested	$—	$—	$335,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1.	Organization and Description of Business
      T REIT Inc. was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we”, “us” or “our” refers to T REIT Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. We are in the business of acquiring existing office, industrial, retail and service properties located in several states. As of December 31, 2004, we owned two consolidated properties and interests in nine unconsolidated properties. We acquire properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by an affiliated company, Triple Net Properties, LLC, or our Advisor, which is primarily responsible for managing our day-to-day operations and assets. The Advisory Agreement dated February 22, 2000, between us and our Advisor is for a one-year term, subject to successive renewals. Our Advisor is affiliated with us in that we have common officers and directors with our Advisor, some of whom also own an equity interest in our Advisor (See Note 12).
Plan of Liquidation
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), and (iii) the possible need to reduce our monthly distributions, in November, 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc. as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation, and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. After consideration of the alternatives reasonably available to us, the special committee and our board of directors approved the preparation of a plan of liquidation and a proxy statement to be presented to the special committee and our board of directors for further approval. On February 16, 2005, the special committee unanimously determined that the terms of the plan of liquidation are fair to, and in your best interests and approved the sale of all of our assets and our dissolution pursuant to a plan of liquidation; the foregoing remains subject to our board of directors’ and shareholders approval, respectively.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts, the accounts of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and all majority-owned subsidiaries and affiliates over which we have financial and operating control and variable interest entities, or VIEs, in which we have determined we are the primary beneficiary are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include the Operating Partnership and its subsidiaries. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments is included in consolidated net income.

Real Estate Investments

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years for buildings and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the years ended December 31, 2004, 2003, and 2002.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Investments in Unconsolidated Real Estate
      Variable interest investments in real estate that do not meet consolidation criteria are reflected in the financial statements using the equity method of accounting.

Cash and Cash Equivalents
      Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of impound reserves accounts for property taxes, insurance, and tenant improvements.

Investments in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in shareholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Minority Interests
      Minority interests relate to the interests in the consolidated properties that are not owned by us, which, at December 31, 2004, amounted to a 25% interest in one of the consolidated properties.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
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
      These allocations are subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Management has established an allowance for uncollectible accounts of $58,000 and $41,000 at December 31, 2004 and 2003, respectively, to reduce receivables to its estimate of the amount recoverable.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2004 and 2003, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.
      As of December 31, 2004, we have investments in four properties located in the state of Texas, three properties located in the state of California, three properties located in the state of Nevada, and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy. Two tenants accounted for a total of 33% of our annual rental income.
      As of December 31, 2004, two of our tenants accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

ACS State Health Systems	$588,000	12%	AmberOaks	44,000	February 2005
Netsolve, Inc.	$1,073,000	21%	AmberOaks	78,000	April 2007

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003, three of our tenants accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2003 Annual	2003 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Computer Express	$79,000	10%	University Heights	8,000	December 2006
The Pacesetter Corp	$130,000	17%	University Heights	13,000	August 2008
GSA	$324,000	41%	University Heights	21,000	November 2015
      As of December 31, 2002, three of our tenants accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2002 Annual	2002 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Computer Express	$79,000	10%	University Heights	8,000	December 2006
The Pacesetter Corp	$130,000	17%	University Heights	13,000	August 2008
GSA	$324,000	41%	University Heights	21,000	November 2015

(1)	Annualized rental income based on contractual base rent sent forth in leases in effect at December 31, 2004, 2003, and 2002, respectively.
      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC, will not be renewing their lease, which expired on February 28, 2005. ACS currently occupies 44,000 square feet of the premises, which represents approximately 21% of the gross leasing area of the 207,000 square feet at the AmberOaks property. The tenant may occupy the space for an undetermined length of time beyond the term of the lease in accordance with hold over provisions in the lease or vacate the premises. As of March 31, 2005, ACS has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS.

Fair Value of Financial Instruments
      The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to and receivable from related parties is not determinable due to its related party nature. Based on borrowing rates available to us at December 31, 2004 for mortgages payable

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with similar terms and maturities, the fair value of the mortgages payable was $20,734,000 compared to the carrying value of $19,285,000.

Derivative financial instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We mitigate these risks by following established risk management policies and procedures which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS N. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.

Revenue Recognition
      In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

Real Estate Deposits
      Real estate deposits are paid on properties we are evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by us.

Other Assets
      Other assets consist primarily of in place leases and tenant relationships, above market leases, and leasing commissions, deferred rent receivables, loan fees, prepaid expenses and deposits. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximate the effective interest method. Amortization of financing costs is included in interest expense.

Income Taxes
      We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Although we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2004, 2003 and 2002 and were not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain our REIT status.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Use of Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2004 and 2003, and the revenues and expenses for each of the years in the three year period ended December 31, 2004. Actual results could differ from those estimates.

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and warrants. As of December 31, 2004 and December 31, 2003 there were 101,000 stock warrants and 425,000 and 165,000 stock options, respectively, which are accounted for under the treasury method. The options and warrants did not have a dilutive effect on earnings per share.
      Net income per share is calculated as follows:

	Years Ended December 31,

	2004	2003	2002

Net income	$2,544,000	$4,189,000	$2,293,000
Net income per share — basic and diluted	0.55	0.90	0.57
Weighted average number of shares outstanding — basic and diluted	4,630,000	4,676,000	4,013,000

Stock Based Compensation
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

	Years Ended December 31,

	2004	2003	2002

Reported Net Income	$2,544,000	$4,189,000	$2,293,000
Add: Stock based employee compensation expense included in reported net income	268,000	—	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(138,000)	(49,000)	(66,000)

Pro forma net income	$2,674,000	$4,140,000	$2,227,000

Reported net income per share — basic and diluted	$0.55	$0.90	$0.57

Pro forma net income per share — basic and diluted	$0.58	$0.89	$0.55

      These pro forma amounts were determined by estimating the fair value of each option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.22% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.8 years, and an expected volatility rate of 10%.

Segments
      We internally evaluate all properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment”, or FAS 123R. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.
      In April 2004, the FASB, issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments”, or FASP FAS 129-1. FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In December 2003, FASB revised FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations or financial condition.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

3.	Real Estate Investments
      Our real estate investments are comprised of (i) consolidated properties excluding property held for sale and (ii) investments in unconsolidated real estate.

Operating Properties
      Our consolidated properties consist of the following at December 31, 2004 and 2003:

	December 31,

	2004	2003

Buildings and tenant improvements	$18,437,000	$5,796,000
Land	6,317,000	1,011,000

	24,754,000	6,807,000
Less: accumulated depreciation	(880,000)	(205,000)

	$23,874,000	$6,602,000

      At December 31, 2004, we owned two consolidated properties:

University Heights Business Park, San Antonio, Texas AmberOaks, Austin, Texas

2004 Acquisitions of Consolidated Properties

AmberOaks, LP — Austin, Texas
      On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75% undivided tenant in common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15,

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. During the twelve months ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from two to 49 months. Total amortization for 2004 was $1,672,000.

Gateway Mall Land — Bismark, North Dakota
      On February 27,2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall from an unaffiliated third party for a purchase price, including closing costs, of $1,631,000.

2003 Acquisitions of Consolidated Properties

Gateway Mall — Bismarck, North Dakota
      On January 29, 2003, through our wholly-owned subsidiary, T REIT — Gateway Mall ND, LLC, we purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of 334,000 square feet of GLA on a 45-acre site located in Bismarck, North Dakota. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or 2.8% of the purchase price.

2004 Dispositions of Consolidated Properties

Gateway Mall — Bismarck, North Dakota
      On March 18, 2004, we sold Gateway Mall to an unaffiliated third party for a purchase price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land described above. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6% per annum and matured on June 14, 2004. The note was refinanced by the buyer and the Company received $6,500,000 on July 9, 2004 and issued an adjustable note receivable for $2,200,000 (Note 7). The note bears interest at 8.6% per annum and matures on August 1, 2006. In connection with the sale of Gateway Mall, we repaid a note payable secured by the property with an outstanding balance of $4,876,000. We recorded a gain on the sale of $769,000. At closing, we paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota
      On September 9, 2004, we sold the remaining seven acres of land to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bears interest at 4% per annum and is due on March 7, 2005. The note was paid in full on March 7, 2005. We recorded a gain on the sale of $854,000. At closing, we paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Dispositions of Consolidated Properties

Northstar Crossing Shopping Center — Garland, Texas
      On January 11, 2003, we sold the Northstar Crossing Shopping Center in Garland, Texas to an unaffiliated third party for a sales price of $4,200,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $2,866,579 and received net cash proceeds totaling $1,015,000 after payment of closing costs and other transaction expenses. The sale resulted in a net loss of $191,400. At closing, we paid a sales commission to an unaffiliated broker of $168,000, or 4.0% of the selling price. We reinvested the net proceeds from the sale in other income producing commercial property.

Thousand Oaks Shopping Center — San Antonio, Texas
      On August 11, 2003, we sold the Thousand Oaks Shopping Center in San Antonio, Texas to an unaffiliated third party for a sales price of $15,880,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $8,750,000 and received net cash proceeds totaling $6,100,000 after payment of closing costs and other transaction expenses. The sale resulted in a net gain of $2,100,000. At closing, we paid a sales commission to Realty of $175,000, or 1.1% of the selling price, and a sales commission to an unaffiliated broker of $317,600, or 2.0% of the selling price. We reinvested the net proceeds from the sale in a like-kind exchange under Section 1031 of the Code.

Pahrump Valley Junction Shopping Center — Pahrump, Nevada
      On September 25, 2003, we sold the Pahrump Valley Junction Shopping Center in Pahrump, Nevada to an unaffiliated third party for a sales price of $18,985,000. In connection with the sale, we repaid a note payable secured by the property with an outstanding balance of $11,884,000 and received net cash proceeds of $5,950,000 after closing costs and other transaction expenses. The sale resulted in a net gain of $874,000. We paid a sales commission to Realty of $175,000, or 1.0% of the sales price, and sales commissions to unaffiliated brokers of $629,700, or 3.3% of the sales price. We reinvested the net proceeds from the sale in other income producing commercial property.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided tenant in common interests, or TIC, and limited liability companies, or LLC. We had the following investments in unconsolidated real estate at December 31:

		December 31,

	Percentage Owned	2004	2003

Reno Trademark Building — TIC	40.0%	$1,154,000	$1,151,000
County Center Drive — TIC	16.0%	432,000	445,000
City Center West “A” Building — TIC	89.1%	8,004,000	7,878,000
Pacific Corporate Park — LLC	22.8%	1,830,000	1,974,000
Titan Building & Plaza — TIC	48.5%	2,027,000	1,794,000
Saddleback Financial Center — TIC (sold December 2004)	25.0%	—	811,000
Congress Center — LLC	10.3%	3,875,000	4,838,000
Enclave Parkway — LLC	3.3%	452,000	440,000
Emerald Plaza — LLC	2.7%	913,000	—
Oakey Building — LLC	9.8%	585,000	—

		$19,272,000	$19,331,000

      Condensed combined historical financial information of investments in unconsolidated real estate as of December 31, 2004 and 2003 is as follows:

	As of December 31,

	2004	2003

Assets (primarily real estate)	$349,806,000	$246,975,000

Mortgage notes payable	224,756,000	$159,962,000
Other liabilities	10,179,000	3,713,000
Equity	114,871,000	83,300,000

Total liabilities and equity	$349,806,000	$246,975,000

Company’s share of equity	$19,272,000	$19,331,000

	As of December 31,

	2004	2003	2002

Revenues	$43,575,000	$25,326,000	$14,860,000
Rental and other Expenses	41,676,000	22,775,000	12,348,000

Net Income	$1,899,000	$2,551,000	$2,512,000

Company’s Equity in Earnings	$581,000	$1,160,000	$1,126,000

2004 Acquisitions of Unconsolidated Properties

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in Oakey Building and 2003 Value Fund, LLC, an affiliated party, who is

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also managed by our advisor, acquired a 75.5% interest in Oakey Building and unaffiliated members acquired the remaining 14.8% of Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10% per annum until the due date of April 1, 2005. The loan has been extended until October 1, 2005 and bears interest at a fixed interest rate of 8.0% per annum. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of 104,000 square feet of GLA located in Las Vegas, Nevada.

Emerald Plaza — San Diego, CA
      On July 26, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, CA from an unaffiliated third party for $1,000,000.
      As of December 31, 2004, Emerald Plaza is owned by the following interest holders as TICs:

AWT Family LP, a limited partnership wholly owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6% (combined	)
      As of December 31, 2004, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, is owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed next to each as well:

	Membership Interest in
Member	NNN Emerald Plaza, LLC	Interest in Emerald Plaza

NNN 2003 Value Fund, LLC	22.2%	4.6%
T REIT, LP	13.2%	2.7%
Affiliated Members	0.4%	0.08%
Unaffiliated Members	64.2%	13.2%
      The LLC members include NNN 2003 Value Fund, LLC, an affiliated party, who is also managed by our advisor, and affiliated members; which include executives and employees of our advisor.
      The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate of 4.85% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 354,525 square feet of GLA located in downtown San Diego, California.

2003 Acquisitions of Unconsolidated Real Estate

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, we purchased a 10.3% interest in Congress Center from an unaffiliated third party. Congress Center is a 16-story Class A office building of 525,000 square feet of GLA located in Chicago, Illinois.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, Congress Center is owned by the following interest holders as tenants in common:

Tenant in Common	Interest Held

G REIT Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      As of December 31, 2004, NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
Member	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the purchase price.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. Both the mortgage and mezzanine loans were refinanced on September 3, 2004. The purchasers are jointly and severally liable for the total debt of $97,500,000, which consists of the following three loans: $80,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; $15,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; and $2,500,000, with interest only payments until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization at an fixed interest rate of 7.0% per annum. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 by Congress Center along with $253,000 in prepayment penalties related to the early termination of the loan. We recorded a loss of $85,000 as a result of the refinancing.

Enclave Parkway — Houston, Texas
      On December 22, 2003, we, as a member of Enclave Parkway, LLC, purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. Our total investment was $437,500. Enclave Parkway is a 207,000 square foot of GLA Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.

2004 Dispositions of Unconsolidated Real Estate

Saddleback Financial — Laguna Hills, California
      On December 27, 2004, the Saddleback Financial Center property, in Laguna Hills, California, of which we owned a 25% tenant-in-common interest, was sold to an unaffiliated third party for a net sales price of $15,325,000. In connection with that sale, the property repaid a mortgage note payable secured by the property with an outstanding balance of $7,269,000. We received net cash proceeds totaling $1,619,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $853,000.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We paid a property disposition fee to Realty of $115,000, or approximately 3.0% of the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price.

4.	Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements. As of December 31, 2004 and 2003, we had restricted cash of $1,691,000 and $574,000, respectively.
5.                Marketable Equity Securities
      The amortized cost and estimated fair value of our investments in marketable equity securities at December 31, 2004 are as follows:

Cost	Gross Gains	Unrealized Losses	Estimated Fair Value

$481,000	$10,000	$0	$491,000
      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $136,000 and realized losses of $26,000 for the year ended December 31, 2004.

6.	Other Assets
      Other assets consist of the following at December 31:

	2004	2003

In-place leases and tenant relationships, net of accumulated amortization of $1,279,000 and $0 at December 31, 2004 and 2003, respectively	$2,802,000	$—
Above market leases, net of accumulated amortization of $393,000 and $0 at December 31, 2004 and 2003, respectively	611,000	—
Deferred rent receivable	147,000	75,000
Lease commissions, net of accumulated amortization of $1,000 and $9,000 at December 31, 2004 and 2003, respectively	20,000	75,000
Loan fees, net of accumulated amortization of $133,000 and 48,000 at December 31, 2004 and 2003, respectively	242,000	145,000
Prepaid expenses	236,000	—
Other assets	—	1,000

Total other assets	$4,058,000	$296,000

      Amortization expense recorded on the identified in-place leases, tenant relationships and above market leases, for the years ended December 31, 2004, 2003 and 2002 was $1,672,000, $0 and $0, respectively. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from two to 49 months.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense of in-place leases, tenant relationships and above market leases as of December 31, 2004 is as follows:

Year	Amount

2005	$1,235,000
2006	$962,000
2007	$576,000
2008	$295,000
2009	$258,000

7.	Notes Receivable
      We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note at December 31, 2004 was 8.6% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006.
      On September 3, 2004, we received a note for $528,000 from an unrelated third party in conjunction with the sale of the Gateway Mall land. The note is secured by a pledge agreement, bears interest at 4% per annum, with the balance, including all unpaid interest due on March 7, 2005. On March 7, 2005, such note was paid in full.
      We hold a note with a balance of $571,000 and $647,000 at December 31, 2004 and 2003, respectively. The note is secured by a first deed of trust on a real estate property, and bears interest at 8.5% per annum. All accrued, unpaid interest and principal is due in December 2006.
      The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At December 31, 2004, the aggregate fair value approximates $3,550,000, compared with the carrying amount of $3,299,000.

8.	Credit Facility
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a credit facility in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus fifty basis points. The applicable credit facility matured on September 2, 2004 and has two one-year extensions in favor of the borrower. On September 21, 2004, we extended the credit facility for one year until September 30, 2005. Our performance covenants under our credit facility require that our leverage shall not exceed 60%, that our net worth shall not be less than $10,000,000, that we shall not maintain unencumbered cash and cash equivalents approved by Fleet of at least $500,000, and that we shall maintain a debt service coverage of at least 1.50 to 1.0. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of December 31, 2004, we had no outstanding amount under the credit facility.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable
      Notes payable consisted of the following at December 31:

	December 31,

	2004	2003

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25%. At December 31, 2004 and 2003, the interest rate was 5.25%. Matures in January 1, 2008. Equal principal and interest payments are payable monthly until repayment in full	$4,285,000	$4,346,000
Note payable to a mortgage company, secured by a first deed of trust, interest at six-month LIBOR plus 2.15%. Principal and interest payable in monthly installments of $25,165	—	4,904,000
Note payable to bank, secured by a first deed of trust, interest only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07, subject to a floor of 5.5% per annum. The interest rate at December 31, 2004 was 5.75% per anum	15,000,000	—

	$19,285,000	$9,250,000
Less: notes payable secured by property held for sale(a)	—	(4,904,000)

	$19,285,000	$4,346,000

(a)	On January 27, 2004, our board of directors approved the sale of Gateway Mall. Such property is classified as property held for sale at December 31, 2003 (See Note 14).
      The principal payments due on notes payable for each of the next five years ending December 31, 2004 and thereafter are summarized as follows:

Year	Amount

2005	$65,000
2006	266,000
2007	14,875,000
2008	4,079,000
2009	—
Thereafter	—

$19,285,000

      At December 31, 2004, the fair estimated value of our debt approximates $20,734,000.

10.	Shareholders’ Equity

Share Repurchase Plan
      Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to us at the sole discretion of the board of directors. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of his shares and must have owned such shares for at least one year.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The price paid by us per repurchased share varies based on the terms of the Repurchase Plan. Repurchases are effected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan currently comes from operating revenues. We repurchased 34,000, 50,000, and 23,000 Shares for $304,000, $455,000 and $212,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Warrants
      We agreed to sell to the dealer manager, NNN Capital Corp. (a related party, wholly owned by Anthony W. Thompson), one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio, or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager has agreed to pay the Company $0.0008 for each warrant. The warrants were issued on a quarterly basis commencing 60 days after the date the shares are first sold under the offering. Except where prohibited by securities laws, the dealer manager may retain or distribute such warrants to broker-dealers participating in the offering.
      The holder of a warrant is entitled to purchase one share of common stock from us at a price of $12.00 per share, at any time from February 22, 2001 to February, 2005. A warrant may not be exercised unless the shares to be issued upon the exercise of the warrant have been registered or are exempt from registration in the state of residence of the warrant owner, or if a prospectus required under the laws of such state cannot be delivered to the buyer by us. Warrants are not exercisable until one year from the date of issuance. In addition, holders of warrants may not exercise the warrants to the extent such exercise would jeopardize the Company’s status as REIT under the federal tax laws. Warrant holders who are not shareholders may not vote on our matters and are not entitled to receive distributions.
      The terms of the warrants (including the exercise price, the number and type of securities issuable upon their exercise, and the number of such warrants) may be adjusted pro-rata in the event of stock distributions, subdivisions, combinations and reclassification of shares or the issuance to shareholders of securities entitling them to purchase shares or securities convertible into shares. The terms of the warrants also may be adjusted if we engage in a merger or consolidation transaction or if all or substantially all of the assets are sold. Warrants are not transferable or assignable except by the dealer manager, the broker-dealers participating in the offering, or to individuals who are both officers and directors or licensed representatives of such entities. Exercise of the warrants is governed by the terms and conditions set forth in the dealer manager agreement and in the warrant.
      As of December 31, 2004 and 2003, there were 101,000 outstanding warrants held by soliciting dealers that sold our shares. No warrants had been exercised to date. We apply the fair value method of accounting for the warrants in accordance with SFAS 123.

Stock Option Plans
      In February 2000, the Company adopted stock option plans, or the Plans, for (1) independent and outside directors, and (2) its officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.
      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all the Company’s stock owned by our Advisor, affiliates of our Advisor and the Company’s officers and directors to exceed 10.0% of the total

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares of common stock and 700,000 shares of common stock for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Option grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.
      As of December 31, 2004, options for a total of 425,000 shares are outstanding under the officer and employee stock option plan and the independent director stock option plan.

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

January 1, 2002 (30,000 options exercisable)	155,000	$9.05	$9.05
Granted (weighted average fair value of $1.01)	10,000	9.05	9.05

December 31, 2003 (90,000 options exercisable)	165,000	9.05	9.05
Granted (weighted average fair value of $1.03)	320,000	9.05	9.05
Cancelled	(60,000)	9.05	9.05

December 31, 2004 (155,000 options exercisable)	425,000	$9.05	$9.05

      A summary of outstanding options at December 31, 2004 under the plans is presented in the schedule below.

Wtd Avg
		Remaining	Wtd Avg		Wtd Avg
Range of	Number	Contractual	Exercise Price —	Number	Exercise Price —
Exercise Prices	Outstanding	Life (Years)	Outstanding Options	Exercisable	Exercisable Options

$9.05	425,000	8.6	$9.05	155,000	$9.05
      The fair value of the options are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 8.25% dividend yield, a 4.22% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.64 years, and a 10% volatility rate.

11.	Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

Year Ending	Amount

2005	$2,830,000
2006	2,263,000
2007	1,278,000
2008	558,000
2009	383,000
Thereafter	1,923,000

Total	$9,235,000

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2004, 2003 and 2002, the amount of contingent rent earned by us was not significant.

12.	Advisory Fees and Other Related Party Transactions

Advisory Fees
      The Advisory Agreement between us and our Advisor, as amended, was renewed by the board of directors on June 29, 2004 for an additional one-year term effective February 22, 2004, and is subject to successive one-year renewals with the written consent of the parties including a majority of our independent directors. The Advisory Agreement expired on February 22, 2005, and we have yet to renew the Advisory Agreement, but instead are operating on a month-to-month basis under the terms of the Advisory Agreement effective February 22, 2004. We expect to enter into negotiations with our Advisor to renew the Advisory Agreement, however we expect that our Advisor may require that we bear additional costs under the terms of any new advisory agreement. Our Advisor is affiliated with us in that the two entities have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Realty. We compensate our Advisor for their services through fees pursuant to the Advisory Agreement. No amounts are currently due our Advisor under this agreement. We paid our Advisor $319,000, $1,000 and $620,000 for services provided during the years ended December 31, 2004, 2003 and 2002, respectively.
      Our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment, and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets (as defined) or 25% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of average invested assets or 25% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. There were no costs incurred by or paid to our Advisor for these services for the years ended December 31, 2004, 2003, and 2002, respectively.
      Our Advisor may receive an annual Asset Management Fee of up to 1.5% of the average invested assets. This fee will be paid or accrue quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. If the fee is not paid in any quarter, it will accrue and be paid once our shareholders have received a cumulative 8.0% return. Our Advisor is also entitled to receive property management fees for management and leasing services. Such fees may not exceed 5% of the gross revenue earned by us on properties managed. There were no costs incurred by or paid to our Advisor for these services for the years ended December 31, 2004, 2003, and 2002, respectively.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property management fees
      We pay Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of our properties are managed by Realty. We paid Realty $343,000, $195,000 and $225,000 for services provided during the years ended December 31, 2004, 2003 and 2002, respectively.

Real estate commissions
      Realty earns sales commissions from acquisitions and dispositions of our properties. For the year ended December 31, 2004, 2003, and 2002, we paid sales commissions to Realty of $843,000, $350,000, and $0, respectively. For the years ended December 31, 2004, 2003, and 2002, unaffiliated sellers paid sales commissions to Realty of $3,762,000, $3,380,000, and $1,858,000, respectively, related to consolidated and unconsolidated properties purchased by us (See Note 3).

Incentive distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership and is entitled to incentive distributions of operating cash flow after our shareholders have received an 8.00% annual return on their invested capital. No incentive distributions were made to our Advisor as of December 31, 2004.

Investment in unconsolidated real estate
      We have purchased certain TIC interests in properties where the other TICs were participating in a tax-free exchange arranged by our Advisor. Such transactions earn our Advisor or its affiliates commissions on the tax-free exchanges; however, our board of directors evaluates the extent to which we participate in such acquisitions.

Accounts receivable from related parties
      At December 31, 2004 and 2003, our Advisor owed us $514,000 and $538,000 for amounts due under an indemnification agreement (See Note 13, Commitments and Contingencies).

Unconsolidated debt due to related parties
      We may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our Advisor, and 2004 Notes Program LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of December 31, 2004, the following notes were outstanding:
      Cunningham

Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 12.0% per annum and is due one year from the origination. On February 3, 2005, February 11, 2005, and March 18, 2005, Pacific Corporate Park issued promissory notes to Cunningham in the amounts of $130,000, $263,000, and $20,000, respectively. These notes bear interest at 12.0% per annum and have a one year maturity date.
      Triple Net Properties, LLC

County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor. This note bears interest at 12.0% per annum and is due upon demand.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      2004 Notes Program

The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid and County Center Drive, which has an outstanding balance of $16,000 consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center and County Center Drive properties are sold.

13.	Commitments and Contingencies

Operating leases
      At December 31, 2003, we had a noncancelable ground lease obligation related to our Gateway Mall property. Gateway Mall was sold in March 2004. At December 31, 2004, we did not have any amounts outstanding on operating leases.

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and our required periodic reports under the Exchange Act and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best effort offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. Our board of directors are considering alternatives to address the errors in the prior performance tables.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Triple Net Properties Realty, Inc., or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On February 4, 2005, we filed a motion for summary judgment in our favor which is scheduled to be heard on April 1, 2005. On March 25, 2005, Clearview filed an amended complaint which named T REIT, L.P. as an additional defendant. If Clearview were to prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our stockholders.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. If the purchasers prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our stockholders..
      Other than the above, to our knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which we are a party or of which any of our properties are subject.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Lease
      In connection with the sale of the Christie Building in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the lessor only in the event the sub-lessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of the guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The Christie Building is a single tenant

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
office building with the current tenant’s lease which expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $460,000 and $641,000 related to its obligations under the guaranty at December 31, 2004 and 2003, respectively. We have no collateral, however we have recourse against our Advisor under the indemnity agreement. At April 19, 2004, we have been reimbursed by our Advisor for all amounts paid under the guarantee and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

Investments at risk
      As of December 31, 2004, we had contingent loan obligations associated with our investments in unconsolidated real estate which we disclose under Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45. FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. None of these liabilities are carried on the consolidated balance sheets as we account for related real estate investments using the equity method of accounting. Our liability for the debt of our unconsolidated properties is limited to the amount of our investment at each property.

Unconsolidated debt
      Total mortgage debt of unconsolidated properties was $224,547,000 and $159,888,000 as of December 31, 2004 and 2003, respectively. .Our share of unconsolidated debt was $30,424,000 and $30,300,000 at December 31, 2004 and December 31, 2003, respectively, as set forth in the summary below. The increase was due to the refinancing of Congress Center in September 2004 along with the purchase of interests in the unconsolidated investments of Oakey Building and Emerald Plaza in April 2004 and July 2004, respectively, offset in part by the sale of Saddleback Financial in December 2004.

		Mortgage Debt		Mortgage Debt
	Ownership	Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
Property	Percentage	December 31, 2004	Portion of Debt	December 31, 2003	Portion of Debt

Reno Trademark	40.0%	$4,504,000	$1,802,000	$4,555,000	$1,822,000
County Center Drive	16.0%	2,980,000	477,000	3,059,000	489,000
City Center West A Building	89.1%	12,484,000	11,127,000	12,688,000	11,308,000
Titan Building & Plaza	48.5%	5,795,000	2,811,000	5,874,000	2,849,000
Pacific Corporate Park	22.8%	5,474,000	1,246,000	5,684,000	1,294,000
Congress Center	10.3%	97,500,000	9,962,000	96,989,000	9,909,000
Saddleback Financial	25.0%	—	—	7,439,000	1,860,000
Enclave Parkway	3.3%	23,310,000	759,000	23,600,000	769,000
Oakey Building	9.8%	4,000,000	390,000	—	—
Emerald Plaza	2.7%	68,500,000	1,850,000	—	—

Total		$224,547,000	$30,424,000	$159,888,000	$30,300,000

      On September 3, 2004, our Advisor refinanced Congress Center, or the borrower, with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. We own a 10.22% interest in Congress Center, and in connection with our payment obligations under the three loans

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 along with $253,000 in prepayment penalties related to the early termination of the loan.
      A summary of the three notes are as follows:

Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.

Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.

Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the Property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No prepayments of principal are permitted until July 1, 2014.
Unconsolidated debt due to related parties
      We may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our Advisor, and 2004 Notes Program, LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of December 31, 2004, the following notes were outstanding:
      Cunningham

Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 12.0% per annum and is due one year from the origination. On February 3, 2005, February 11, 2005, and March 18, 2005, Pacific Corporate Park issued promissory notes to Cunningham in the amounts of $130,000, $263,000, and $20,000, respectively. These notes bear interest at 12.0% per annum and have a one year maturity date.
      Triple Net Properties, LLC

County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor. This note bears interest at 12.0% per annum and is due upon demand.
      Notes Program

The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid and County Center Drive, which has an outstanding balance of $16,000 consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the Notes Program if and when the Congress Center and County Center Drive properties are sold.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
      Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

14.	Discontinued Operations — Property Held for Sale
      There were no properties held for sale at December 31, 2004.
      Property held for sale totaled $9,144,000 at December 31, 2003, which, consisted of Gateway Mall sold in March, 2004.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the twelve months ended December 31, 2004, 2003, and 2002, discontinued operations included the net income of one property sold in 2004 and three properties sold in 2003. The following table summarizes the income and expense components that comprise discontinued operations for the year ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,

	2004	2003	2002

Rental income	$349,000	$4,207,000	$5,087,000
Rental expenses	80,000	1,565,000	1,311,000
Depreciation and amortization	50,000	356,000	911,000
Interest expense (including amortization of deferred financing costs)	130,000	1,520,000	1,823,000

Income from discontinued operations — property held for sale, net	$89,000	$766,000	$1,042,000

15.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003, and 2002 was as follows:

	Years Ended December 31,

	2004		2003		2002

Ordinary income	$930,000	24.43%	$332,000	8.64%	$1,478,000	46.20%
Capital gain	2,877,000	75.57%	1,519,000	39.52%	102,000	3.19%
Return of capital	—	0.00%	1,993,000	51.85%	1,619,000	50.61%

	$3,807,000	100.00%	$3,844,000	100.00%	$3,199,000	100.00%

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Data (Unaudited)
      Set forth below is certain unaudited quarterly information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the financial statements.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Revenues	$1,481,000	$1,732,000	$1,515,000	$875,000
Expenses	2,053,000	1,498,000	2,008,000	721,000

Equity in earnings (loss) of unconsolidated real estate	(102,000)	50,000	368,000	265,000

Minority Interests	(40,000)	26,000	104,000	(5,000)
Income (loss) from continuing operations	(714,000)	310,000	(21,000)	414,000
Income (loss) from discontinued operations	858,000	783,000	(13,000)	927,000

Net income (loss)	$144,000	$1,093,000	$(34,000)	$1,341,000

Earnings (loss) per share-basic and diluted
Continuing operations	$(0.16)	$0.07	$0.00	$0.08
Discontinued operations	$0.19	$0.17	$0.00	$0.20

Total net income (loss) per common share	$0.03	$0.24	$0.00	$0.28

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Revenues	$548,000	$65,000	$313,000	$258,000
Expenses	466,000	413,000	382,000	274,000

Equity in earnings (loss) of unconsolidated real estate	(71,000)	267,000	406,000	558,000

Income (loss) from continuing operations	11,000	(81,000)	337,000	542,000
Income (loss) from discontinued operations	27,000	2,777,000	546,000	30,000

Net income (loss)	$38,000	$2,696,000	$883,000	$572,000

Earnings (loss) per share-basic and diluted
Continuing operations	$0.12	$0.07	$(0.02)	$0.00
Discontinued operations	$0.01	$0.12	$0.59	$0.01

Total net income (loss) per common share	$0.13	$0.19	$0.57	$0.01

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Combination
      On January 20, 2003, through our wholly-owned subsidiary, TREIT — Gateway Mall ND, LLC, a Delaware limited liability company, we purchased the Gateway mall located in Bismark, North Dakota from an unaffiliated third party. The total purchase price for this consolidated property was $9,000,000. We financed the purchase price with a $5,000,000 loan from American Express Financial Corporation, a real estate lender.
      On January 20, 2004, through our wholly-owned subsidiary, TREIT — AmberOaks, LP, we purchased a 75% undivided tenant-in-common interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During the year ended December 31, 2004, we have allocated and recorded approximately $5,085,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Total amortization of the lease intangible assets for the year ended December 31, 2004 was approximately $1,672,000.
      Assuming all of the above acquisitions had occurred January 1, 2003, pro forma revenues, net income and net income per diluted share would have been $5,000,000, $2,700,000 and $.58, respectively, for the year ended December 31, 2004; and $3,100,000, $1,500,000 and $.32, respectively, for the year ended December 31, 2003. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events
      On January 24, 2005, a binding sale agreement was entered into for the sale of the City Center West “A” Building, of which we own an 89.1% undivided tenant in common interest, to the United Insurance Company of America, an unaffiliated third party, for a total sales price of $27,610,000. In connection with this agreement, the buyer will assume a promissory note payable secured by the property with an outstanding balance of $12,484,000. Our net cash proceeds will be approximately $12,604,000 after closing costs and other transaction expenses. The sale will result in us recording a net gain of approximately $4,954,000. The sale of City Center West “A” Building is expected to close on April 19, 2005. A commission will be paid to Realty upon the sale of the property in the amount of $414,000, or 1.5% of the purchase price.
      On January 26, 2005, a binding sale agreement was entered into for the sale of 41093 County Center Drive, Temecula, California, otherwise known as the County Center Drive Building, of which we own an 16% undivided tenant-in-common interest, to Hall Investment Company, Inc., an unaffiliated third party, for a total sales price of $7,200,000. Our net cash proceeds from this sale will be approximately $739,000 after closing costs and other transaction expenses. The sale will result in us recording a net gain of approximately $320,000. The sale of County Center Drive is expected to close at the beginning of April 2005. A commission will be paid to Realty upon the sale of the property in the amount of $108,000, or 1.5% of the purchase price.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 11, 2005, 25351 Commerce Centre Drive, Lake Forest, California, one of the three buildings in the Pacific Corporate Park, of which we own a 22.8% membership interest, was sold to Tomlinson & Sons, an unaffiliated third party, for a total sale price of $4,900,000. In connection with the sale the property repaid $4,005,000 of a promissory note payable secured by all three buildings. Our net proceeds from this sale were approximately $933,000, after closing costs and other transaction expenses, which were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% membership interest. The sale resulted in a net gain of approximately $400,000. A property disposition fee was paid to Realty of $49,000 or 1% of the total sales price and sales commissions to unaffiliated brokers of $244,000, or 5% of the total sale price.
      We entered the agreements to sell our interests in the City Center West “A” Building and the County Center Drive Building and sold our interest in one of the three Pacific Corporate Park all in accordance with our regular business practices. We entered into these actions in our normal course of business. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we presently intend to reinvest the net proceeds from the sales or potential sales of these properties in accordance with our regular business practices regarding purchases and sales of our properties, which may include reinvestment of the net proceeds in other real estate investments that qualify for like-kind exchange treatment under Section 1031 of the Code.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004

Additions

	Balance at the	Charged to	Charged to		Balance at
	Beginning of the	Costs and	Other		End of the
Description	Period	Expenses	Accounts	Deductions	Period

Reserve deducted from accounts receivable	$41,000	$58,000		$41,000	$58,000

For the Year Ended December 31, 2003

Additions

	Balance at the	Charged to	Charged to		Balance at
	Beginning of the	Costs and	Other		End of the
Description	Period	Expenses	Accounts	Deductions	Period

Reserve deducted from accounts receivable	$68,000	$41,000		$68,000	$41,000

SCHEDULE III
T REIT, INC.
REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period

			Buildings and		Buildings and		Accumulated	Date
	Encumbrances	Land	Improvements	Land	Improvements	Total	Depreciation	Constructed

University Heights, TX	$4,400,000	$1,011,000	$5,725,000	$1,011,000	$5,837,000	$6,848,000	$(394,000)	2000
AmberOaks, TX	15,000,000	3,474,000	19,688,000	5,306,000	12,600,000	17,906,000	(486,000)	1999-2001

Total	$19,400,000	$4,485,000	$25,413,000	$6,317,000	$18,437,000	$24,754,000	$(880,000)

		Maximum Life on Which Depreciation in
Description	Date Acquired	Latest Income Statement is Computed

University Heights, TX	2002	39
AmberOaks III, TX	2004	39
      (a) The changes in wholly-owned real estate for the year ended December 31, 2004 are as follows:

2004

Balance at beginning of year	$16,171,000
Acquisitions	19,605,000
Dispositions	(11,022,000)

Balance at end of year	$24,754,000

(b)	The changes in accumulated depreciation for the year ended December 31, 2004 are as follows:

2004

Balance at beginning of year	$425,000
Additions	691,000
Disposals	(236,000)

Balance at end of year	$880,000

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REIT, Inc.

By:	/s/ Jack R. Maurer

Jack R. Maurer
Chief Executive Office and President

Date: April 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack R. Maurer Jack R. Maurer	Chief Executive Officer and President	April 1, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer	April 1, 2005

/s/ D. Fleet Wallace D. Fleet Wallace	Director	April 1, 2005

/s/ W. Brand Inlow W. Brand Inlow	Director	April 1, 2005

/s/ Anthony W. Thompson Anthony W. Thompson	Director	April 1, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer	April 1, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.	Description

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)

4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.5	Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.6	First Amendment to Advisory Agreement between the Company and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

10.7	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).

10.8	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).

10.9	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).

14.1	T REIT Code of Business Conduct and Ethics dated May 14, 2004

23.1	Consent of Deloitte & Touche, LLP

Item
No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002