Form 10-K/A
period 2004-12-31
T REIT INC
filed 2005-05-13
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

T REIT, Inc.
Form 10-K/A
For the Year Ended December 31, 2004
Explanatory Note
      This amendment on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on April 1, 2005. We are filing this amendment to present separate audited financial statements for a non-consolidated subsidiary that we determined were required pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REIT, Inc.

By:	/s/ Jack R. Maurer

Jack R. Maurer
Chief Executive Office and President

Date: May 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack R. Maurer Jack R. Maurer	Chief Executive Officer and President	May 13, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer	May 13, 2005

/s/ D. Fleet Wallace D. Fleet Wallace	Director	May 13, 2005

/s/ W. Brand Inlow W. Brand Inlow	Director	May 13, 2005

/s/ Anthony W. Thompson Anthony W. Thompson	Director	May 13, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer	May 13, 2005

Item
No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	T REIT, Inc, Unconsolidated Properties Portfolio for the years ended December 31, 2004, 2003 and 2002 and City Center West “A” and Reno Trademark for the year ended December 31, 2003.