Form 10-Q
period 2005-03-31
T REIT INC
filed 2005-05-23
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 23, 2005, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC
FORWARD-LOOKING STATEMENTS
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying March 31, 2005 and 2004 interim financial statements of T REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission.

T REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$23,710,000	$23,874,000
Investments in unconsolidated real estate	19,145,000	19,272,000

	42,855,000	43,146,000
Cash and cash equivalents	5,999,000	7,229,000
Restricted cash	1,223,000	1,691,000
Investment in marketable securities	3,298,000	491,000
Accounts receivable, net	138,000	125,000
Accounts receivable from related parties	436,000	514,000
Other assets, net	3,345,000	4,058,000
Notes receivable	2,769,000	3,299,000

Total assets	$60,063,000	$60,553,000

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Mortgages payable and other debt	$20,833,000	$19,285,000
Accounts payable and accrued liabilities	1,319,000	1,904,000
Accounts payable due to related parties	28,000	49,000
Distributions payable	329,000	327,000
Security deposits and prepaid rent	378,000	253,000

	22,887,000	21,818,000
Minority interests	1,759,000	1,916,000
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued; 4,605,000 and 4,612,000 shares outstanding at March 31, 2005 and December 31, 2004, respectively	47,000	47,000
Additional paid-in capital	41,565,000	41,533,000
Treasury stock, 108,000 and 74,000 shares at March 31, 2005 and December 31, 2004, respectively	(1,043,000)	(979,000)
Distributions in excess of earnings	(5,088,000)	(3,792,000)
Accumulated other comprehensive income (loss)	(64,000)	10,000

Total shareholders’ equity	35,417,000	36,819,000

Total liabilities, minority interests and shareholders’ equity	$60,063,000	$60,553,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Revenues:
Rental income	$1,019,000	$748,000
Expenses:
Rental expenses	469,000	143,000
General and administrative	533,000	93,000
Depreciation and amortization	641,000	411,000

	1,643,000	647,000
Operating income (loss)	(624,000)	101,000
Other income (expense):
Interest (including amortization of deferred financing costs)	(336,000)	(74,000)
Interest and dividend income	105,000	80,000
Gain on sale of marketable securities	16,000	47,000
Equity in earnings of unconsolidated real estate	380,000	265,000
Minority interests	111,000	(5,000)

Income (loss) from continuing operations	(348,000)	414,000
Discontinued operations:
Gain on sale on real estate dispositions	—	822,000
Income from discontinued operations	—	105,000

Net income (loss)	$(348,000)	$1,341,000

Other comprehensive income:
Net income (loss)	$(348,000)	$1,341,000
Unrealized loss on marketable securities	(74,000)	—

Comprehensive income (loss)	$(422,000)	$1,341,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.08)	$0.09
Discontinued operations — basic and diluted	$—	$0.20

Total net income (loss) per common share — basic and diluted	$(0.08)	$0.29

Weighted average shares of common stock outstanding — basic and diluted	4,605,000	4,646,000

The accompanying notes are an integral part of these condensed consolidated financial statements

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005

	Common Stock
						Accumulated
			Additional		Distributions	Other
	Number of		Paid-In	Treasury	in Excess of	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Loss	Total

	(Unaudited)
BALANCE — December 31, 2004	4,612,000	$47,000	$41,533,000	$(979,000)	$(3,792,000)	$10,000	$36,819,000
Net loss	—	—	—	—	(348,000)	—	(348,000)
Unrealized loss on marketable securities	—	—	—	—	—	(74,000)	(74,000)
Stock based compensation	—	—	32,000	—	—	—	32,000
Distributions	—	—	—	—	(948,000)	—	(948,000)
Repurchase of shares	(7,000)	—	—	(64,000)	—	—	(64,000)

BALANCE — March 31, 2005	4,605,000	$47,000	$41,565,000	$(1,043,000)	$(5,088,000)	$(64,000)	$35,417,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(348,000)	$1,341,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Distributions received in excess of equity in earnings of unconsolidated real estate	127,000	601,000
Gain on sale of real estate investments	—	(822,000)
Gain on sale of marketable securities	(16,000)	(47,000)
Depreciation and amortization (including deferred financing costs and intangible assets) — continuing and discontinued operations	763,000	499,000
Stock based compensation expense	32,000	—
Minority interests	(111,000)	5,000
Change in operating assets and liabilities:
Accounts receivable	(13,000)	(154,000)
Accounts receivable/payable from/to related parties	57,000	715,000
Other assets	117,000	386,000
Accounts payable and accrued liabilities	(583,000)	(558,000)
Security deposits and prepaid rent	125,000	360,000

Net cash provided by operating activities	150,000	2,326,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(3,376,000)	(2,369,000)
Proceeds from sale of marketable securities	511,000	2,235,000
Purchase of real estate operating properties	—	(5,927,000)
Purchase of land	—	(1,619,000)
Restricted cash	468,000	—
Capital expenditures	(3,000)	(39,000)
Proceeds from disposition of properties	—	2,452,000
Net change in related party receivable/payable	—	(1,112,000)
Collections of notes receivable	530,000	—
Real estate deposits applied to purchases	—	(115,000)

Net cash used in investing activities	(1,870,000)	(6,494,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	1,565,000	—
Principal payments on mortgages payable	(17,000)	(4,918,000)
Borrowings on line of credit	—	500,000
Repayment on line of credit	—	(500,000)
Distributions paid	(948,000)	(954,000)
Distributions to minority shareholders	(46,000)	(34,000)
Repurchase of shares	(64,000)	—

Net cash provided by (used in) financing activities	490,000	(5,906,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,230,000)	(10,074,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000	12,189,000

CASH AND CASH EQUIVALENTS — end of period	$5,999,000	$2,115,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$249,000	$199,000

Income taxes	$1,000	$3,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note receivable due to sale of property	$—	$8,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      T REIT Inc. was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. We are in the business of acquiring existing office, industrial, retail and service properties located in several states. As of March 31, 2005, we owned two consolidated properties and interests in nine unconsolidated properties. We acquire properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement between us and our Advisor has a one-year term, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis. Our Advisor is affiliated with us in that the two entities have common officers and directors, who own in the aggregate a total 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, our chairman of the board of directors, to provide various services for our properties.
Plan of Liquidation
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), and (iii) the possible need to reduce our monthly distributions, in November 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc. as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation, and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Our board of directors is currently considering its approval of a plan of liquidation. In the event of its approval, our board of directors will include their recommendation for shareholder approval of the plan of liquidation in a proxy statement to be filed with the Securities and Exchange Commission, or SEC, and present the plan of liquidation to shareholders at our next annual meeting.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities (as defined in Financial Accounting Standards Board Interpretation, or SFAS,

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46R) that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments is included in consolidated net income.

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K, as amended, as filed with the SEC.

Cash and cash equivalents
      Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $50,000 and $58,000 at March 31, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs. We classify our marketable securities portfolio as available-for-sale. Our portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in shareholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to the write down in fair value for the periods ended March 31, 2005 and 2004. Our assessment of a decline in value includes, among other things, current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests
      Minority interests relate to the interests in the consolidated properties that are not owned by us, which, at March 31, 2005 and December 31, 2004, amounted to a 25% interest in one of our consolidated properties.

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values that are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the three months ended March 31, 2005 and 2004.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. The assets and liabilities of the property are reclassified on the condensed consolidated balance sheet as held for sale and the operations of the property are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Revenue Recognition
      In accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At March 31, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of March 31, 2005 and December 31, 2004, we had investments in four properties located in Texas, three properties located in California, three properties located in Nevada and one property located in Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.
      For the three months ended March 31, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2005 Annual	2005 Annual		Square Footage	Lease
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Expiration Date

ACS State Health Systems	$588,000	18%	AmberOaks	44,000	May 2005
Netsolve, Inc.	$1,073,000	32%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	$493,000	15%	AmberOaks	51,000	April 2008
      For the three months ended March 31, 2004, two of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual		Square Footage	Lease
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Expiration Date

ACS State Health Systems	$588,000	12%	AmberOaks	44,000	May 2005
Netsolve, Inc.	$1,073,000	21%	AmberOaks	78,000	April 2007

*	Annualized rental income based on contractual base rent set forth in leases in effect at December 31, 2005 and 2004, respectively.

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income for the year, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2005 and 2004 and were not subject to any federal income taxes. We intend to continue to adhere to these requirements and maintain our REIT status.

Comprehensive Income
      We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
those resulting from shareholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were stock warrants and stock options. As of March 31, 2005 and 2004, there were 101,000 stock warrants and 425,000 options which were accounted for under the treasury stock method for purposes of calculating diluted earnings (loss) per share. These options and warrants did not have a dilutive effect on earnings (loss) per share and therefore basic and diluted earnings (loss) per share were equivalent.
      Net income (loss) per share is calculated as follows:

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$(348,000)	$1,341,000

Net income (loss) per share — basic and diluted	$(0.08)	$0.29

Weighted average number of shares outstanding — basic and diluted	4,605,000	4,646,000

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

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

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Three Months Ended
	March 31,

	2005	2004

Reported net income (loss) income	$(348,000)	$1,341,000
Add: Stock based employee compensation expense included in reported net income	32,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(49,000)	(39,000)

Pro forma net income (loss)	$(365,000)	$1,302,000

Reported net income (loss) per share — basic and diluted	$(0.08)	$0.29

Pro forma net income (loss) per share — basic and diluted	$(0.08)	$0.28

      There were no and 260,000 options granted during the three months ended March 31, 2005 and 2004, respectively. The March 31, 2005 pro forma amounts were determined by estimating the fair value of each option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.22% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.8 years and an expected volatility rate of 10%.

Segments
      We internally evaluate all properties as one industry segment and, accordingly, do not report segment information.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

3.	Real Estate Investments
      Our real estate investments are comprised of (i) consolidated properties, excluding property held for sale, and (ii) investments in unconsolidated real estate.

Consolidated Properties
      Our investment in consolidated properties consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Buildings and tenant improvements	$18,439,000	$18,437,000
Land	6,317,000	6,317,000

	24,756,000	24,754,000
Less: accumulated depreciation	(1,046,000)	(880,000)

Operating properties, net	$23,710,000	$23,874,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $167,000 and $107,000 for the three months ended March 31, 2005 and 2004, respectively.

Investments in Unconsolidated Real Estate
      During the three months ended March 31, 2005, we did not invest in any new unconsolidated investments; however, on February 8, 2005, our board of directors approved the listing for sale of Congress Center.
      Investments in unconsolidated real estate consist of our investments in undivided tenant-in-common, or TIC, interests and membership interests in limited liability companies, or LLC, which are accounted for under the equity method. We had the following investments in unconsolidated real estate at March 31, 2005 and December 31, 2004:

		Percentage	March 31,	December 31,
Property	Location	Owned	2005	2004

City Center West “A” Building — TIC	Las Vegas, NV	89.1%	$7,957,000	$8,004,000
Congress Center — LLC	Chicago, IL	10.3%	3,805,000	3,875,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.8%	1,928,000	1,830,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5%	2,007,000	2,027,000
Reno Trademark Building — TIC	Reno, NV	40.0%	1,156,000	1,154,000
Oakey Building — LLC	Las Vegas, NV	9.8%	561,000	585,000
Enclave Parkway — LLC	Houston, TX	3.3%	454,000	452,000
County Center Drive — TIC	Temecula, CA	16.0%	411,000	432,000
Emerald Plaza — LLC	San Diego, CA	2.7%	866,000	913,000

			$19,145,000	$19,272,000

      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	As of	As of
	March 31,	December 31,
	2005	2004

Assets (primarily real estate)	$350,179,000	$349,582,000

Mortgages notes payable	$218,906,000	$224,547,000
Other liabilities	10,974,000	10,179,000
Equity	120,299,000	114,856,000

Total liabilities and equity	$350,179,000	$349,582,000

Our share of equity	$19,145,000	$19,272,000

	Three Months Ended
	March 31,

	2005	2004

Revenues	$11,385,000	$8,159,000
Rental and other expenses	10,814,000	6,721,000

Net income	$571,000	$1,438,000

Our equity in earnings	$380,000	$265,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive, Lake Forest, California property, one of the three buildings in the Pacific Corporate Park complex, was sold to an unaffiliated third party for a sale price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000. A property disposition fee of $49,000, or 1% of the sale price, was paid to Realty of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement, and sales commissions of $244,000, or 5% of the sale price, were paid to unaffiliated brokers.

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2005
Equity securities	$3,362,000	$36,000	$100,000	$3,298,000

December 31, 2004
Equity securities	$481,000	$10,000	$—	$491,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $16,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively.

5.	Other Assets
      Other assets as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004

In-place leases and tenant relationships, net of accumulated amortization of $1,752,000 and $1,279,000 at March 31, 2005 and December 31, 2004, respectively (with a weighed-average life ranging from 33 to 75 months)	$2,329,000	$2,802,000
Above market leases, net of accumulated amortization of $488,000 and $393,000 at March 31, 2005 and December 31, 2004, respectively (with a weighted-average life of 33 months)	516,000	611,000
Deferred rent receivable	140,000	147,000
Lease commissions, net of accumulated amortization of $1,500 and $500 at March 31, 2005 and December 31, 2004, respectively	23,000	20,000
Loan fees, net of accumulated amortization of $161,000 and $133,000 at March 31, 2005 and December 31, 2004, respectively	214,000	242,000
Prepaid expenses	123,000	236,000
Other assets	—	—

Total other assets	$3,345,000	$4,058,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Notes Receivable
      On July 9, 2004 we received a note for $2,200,000 from the purchaser due to the sale of Gateway Mall. The note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note at March 31, 2005 and December 31, 2004 was 8.6% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006.
      On September 3, 2004, we received a note for $528,000 from the purchaser in conjunction with the sale of Gateway Mall Land. The note is secured by a pledge agreement, bears interest at 4.0% per annum, is interest only paid monthly, with the balance, including all unpaid interest, due on March 7, 2005. On March 7, 2005, we received the full payment of the note receivable.
      We hold a note with a balance of $569,000 and $571,000 at March 31, 2005 and December 31, 2004, respectively, secured by a first deed of trust on a real estate property that bears interest at 8.5% per annum. We receive monthly interest and principal payments based on a 25 year amortization. All accrued, unpaid interest and principal is due in December 2006.

7.	Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The credit facility matured on September 2, 2004 and has two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of March 31, 2005 and December 31, 2004, we had no outstanding amount under the line of credit.

8.	Mortgage Loans Payable and Other Debt
      Mortgage loans payables and other debt consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25%. At March 31, 2005 and December 31, 2004 the interest rate was 5.25%. Matures in January 1, 2008. Equal principal and interest payments are payable monthly until repayment in full	$4,268,000	$4,285,000
Note payable to bank, secured by a first deed of trust, monthly interest only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07, subject to a floor of 5.5% per annum. The interest rate at March 31, 2005 and December 31, 2004 was 6.75% and 5.75% per annum, respectively	15,000,000	15,000,000

	19,268,000	19,285,000
Other debt	1,565,000	—

Total mortgage loans payable and other debt	$20,833,000	$19,285,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities. If the balance of the margin account exceeds 50% of the fair market value of the securities, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. At March 31, 2005 and December 31, 2004, we had $1,565,000 and $0 of margin liabilities outstanding at an interest rate of 6.5% per annum.

9.	Shareholders’ Equity

Share Repurchase Program
      Effective May 24, 2001, we adopted a share repurchase plan, or the Repurchase Plan, which provides our eligible shareholders with limited liquidity by enabling them to request the repurchase of their shares of common stock by us, subject to various limitations. Repurchases are made at the sole discretion of our board of directors. To be eligible to request a repurchase, a shareholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are effected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations. We repurchased 7,000 and no shares of common stock for $64,000 and $0 during the three months ended March 31, 2005 and 2004, respectively.

Stock Option Plans
      In February 2000, we adopted stock option plans, or the Plans, for (1) independent and outside directors and (2) our officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.
      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all our stock owned by our Advisor, affiliates of our Advisor and officers and directors to exceed 10% of the total outstanding shares of our company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. We have authorized and reserved a total of 100,000 shares of common stock and 700,000 shares of common stock for issuance under the director plan and the officer/employee plan, respectively. Option grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Price	Exercise Price

December 31, 2004 (155,000 options exercisable)	425,000	$9.05	$9.05
Granted	—	—	—
Cancelled	—	—	—

March 31, 2005 (155,000 options exercisable)	425,000	$9.05	$9.05

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price —		Exercise Price —
	Options	Contractual Life	Outstanding	Options	Exercisable
Exercise Prices	Outstanding	(Years)	Options	Exercisable	Options

$9.05	425,000	8.8	$9.05	155,000	$9.05

10.	Related Party Transactions

Advisory Agreement
      The Advisory Agreement between us and our Advisor, as amended, was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis. Our Advisor is affiliated with us in that the two entities have common officers and directors, some of whom also own an equity interest in our Advisor.
      We compensate our Advisor for services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due our Advisor under this Agreement. As described below, there were no amounts paid to our Advisor for services provided during the three months ended March 31, 2005 and 2004.
      Our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to our duties under the Advisory Agreement. Such expenses include personnel, rent, telephone, equipment, and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets (as defined) or 25% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating reimbursable operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters and other activities not directly related to real estate properties and other assets.
      Our Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in us. If the fee is not paid in any quarter, it will accrue and be paid once our shareholders have received a cumulative 8% return. There were no asset management fees incurred or paid to our Advisor during the three months period ended March 31, 2005 and 2004.

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenue, as defined by the Advisory Agreement, from the properties. For the three months ended March 31, 2005 and 2004, we incurred and paid property management fees to Realty of $88,000 and $56,000, respectively.

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the three months ended March 31, 2005 and 2004.

Real Estate Commissions and Disposition Fees
      The total real estate sales commissions and disposition fees paid to Realty by us and unrelated third parties in connection with our real estate acquisitions and dispositions for the three months ended March 31, 2005 and 2004 was $49,000 and $924,000, respectively. Of the total real estate sales commission paid to Realty, we paid $11,000 and $339,000 for the three months ended March 31, 2005 and 2004, respectively.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Advisor.

Unconsolidated debt due to related parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our chairman of the board of directors, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of March 31, 2005, the following notes were outstanding:

Cunningham
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at March 31, 2005. The notes bear different interest rates as noted below and are due one year from origination.

	Amount of	T REIT, Inc.’s	Interest Rate
Property/Issue Date	Loan	Portion	(per annum)

Pacific Corporate Park:
12/06/04	$80,000	$18,000	8%
02/03/05	130,000	30,000	8%
02/11/05	263,000	60,000	8%
03/18/05	20,000	5,000	8%
03/21/05	731,000	167,000	8%
Emerald Plaza:
02/07/05	232,000	6,000	8%
03/04/05	232,000	6,000	8%
County Center Drive:
02/07/05	2,000	—	12%

Total	$1,690,000	$292,000

Triple Net Properties, LLC
      County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor as of March 31, 2005 and December 31, 2004. This unsecured note bears interest at 12.0% per annum and is due upon demand. The note was repaid on April 14, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Notes Program
      The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of March 31, 2005 and December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid, and County Center Drive, which has an outstanding balance of $16,000, consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center property is sold. There were no amounts due to the 2004 Notes Program from the sale of County Center Drive on April 14, 2005.

11.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. Our board of directors is considering alternatives to address the errors in the prior performance tables.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $218,906,000 and $224,547,000 as of March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $29,108,000 and $30,424,000 at March 31, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $5,639,000 in the mortgage debt was primarily due to the sale of one of the three

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
buildings in the Pacific Corporate Park complex. In connection with the sale, the borrowers used all proceeds from the sale to pay down some of the remaining debt at the Pacific Corporate Park complex.

				Mortgage Debt
		Mortgage Debt	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	Balance as of	Portion of	December 31,	Portion of
Property	Percentage	March 31, 2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,489,000	$1,796,000	$4,504,000	$1,802,000
County Center Drive — TIC	16.0%	2,958,000	473,000	2,980,000	477,000
City Center West “A” Building — TIC	89.1%	12,431,000	11,079,000	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,775,000	2,801,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,474,000	1,246,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,253,000	757,000	23,310,000	759,000
Oakey Building — LLC	9.8%	4,000,000	390,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$218,906,000	$29,108,000	$224,547,000	$30,424,000

      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension call for a monthly payment of $27,000, at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle Bank, National Association, or LaSalle, by our Advisor for the purpose of re-financing the existing loan with a balance of $4,000,000 and providing a construction and TI financing loan in the amount of $5,500,000 and $700,000 for operating requirements for the property, which would give the borrower an option of LaSalle’s prime rate and up to three months LIBOR plus 2.0% per annum.
      The properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.
      As of March 31, 2005, the Emerald Plaza, San Diego property, of which we own 9.8%, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At March 31, 2005, the balance on the mortgage was $68,500,000 and was secured by real property, including related intangible assets, with a carrying basis of $95,315,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10% of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in the controlled lockbox. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account.

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On March 25, 2005, Clearview filed an amended complaint which named T REIT, L.P. as an additional defendant. On May 4, 2005, the court denied our motion for summary judgment; however, we intend to file an amended motion for summary judgment. If Clearview were to prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our shareholders.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. If the purchasers prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our shareholders.
      Other than the above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our other commitments and contingencies include the usual obligations of a real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Discontinued Operations — Property Held for Sale
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2004, discontinued operations included the net income of one property sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2004:

Three Months Ended
March 31,
2004

Revenues
Rental income	$330,000
Interest income	1,000

331,000
Expenses
Rental expenses	26,000
General and administrative	(12,000)
Depreciation and amortization	77,000
Interest (including amortization of deferred financing fees)	135,000

226,000

Net loss	$105,000

13.	Subsequent Events
      On January 24, 2005, our Advisor entered into a binding sale agreement for the sale of the City Center West “A” Building, our unconsolidated property of which we own an 89.1% undivided TIC interest, to the United Insurance Company of America, an unaffiliated third party, for a sales price of $27,610,000. In connection with this agreement, the buyer will assume a promissory note secured by the property with an outstanding balance at March 15, 2005 of $12,484,000. Our cash proceeds will be approximately $12,604,000 after closing costs and other transaction expenses. The sale will result in us recording a gain of approximately $4,954,000. The sale of City Center West “A” Building is expected to close during the second or third quarter of 2005. A disposition fee will be paid to Realty upon the sale of the property in the amount of $414,000, or 1.5% of the sale price of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement.
      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, in which we own a 75% TIC interest, will not be renewing their lease which expired on February 28, 2005. ACS currently occupies 44,000 square feet, or 21.3%, of the 207,000 gross leaseable area, or GLA, at AmberOaks. The tenant has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS. During the three months ended March 31, 2005, we amortized $172,000 related to the intangible assets associated with ACS. The remaining $169,000 will be amortized in the second quarter of 2005.
      Our Advisor has been advised that The Pacesetter Corp., a tenant in our consolidated University Heights property, our wholly-owned property, is in default and was locked out as of May 11, 2005. The

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pacesetter Corp. currently occupies 13,000 square feet, or 19.4%, of the 68,000 square feet GLA at University Heights. As of March 31, 2005, we recorded an allowance for doubtful accounts in the amount of $33,000 associated with The Pacesetter Corp.
      On April 6, 2005, the Emerald Plaza property borrowed $279,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      On April 8, 2005, the Pacific Corporate Park property borrowed $80,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      On April 12, 2005, our board of directors approved the listing for sale of University Heights Business Park, our consolidated wholly-owned property in San Antonio, Texas.
      On April 14, 2005, County Center Drive, Temecula, California, our unconsolidated property of which we own a 16% undivided TIC interest, was sold to Hall Investment Company, Inc., an unaffiliated third party for a sale price of $7,200,000. We received cash proceeds from this sale of $603,000 after closing costs and other transaction expenses. We recorded a gain of $299,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8%, of the sale price. In conjunction with the sale, all related party notes due to Cunningham, our Advisor and the 2004 Notes Program were paid in full.
      On May 13, 2005, our Advisor entered into a binding sale agreement for the sale of our unconsolidated property located at 25391 Commerce Centre Drive, Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% interest, to the California Western Properties, LLC, an unaffiliated third party, for a sales price of $4,969,000. The sale is expected to close during the second or third quarter of 2005. We will receive cash proceeds of approximately $750,000 and record a gain on the sale of approximately $300,000. A property disposition fee of $98,000, or 2.0% of the sale price will be paid to Realty, of which 75% will be passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $199,000, or 4.0% of the sale price.
      Our Advisor entered into agreements to sell our interests in the City Center West “A” Building and one of the buildings in the Pacific Corporate Park complex, sold our interests in County Center Drive and one of the buildings at the Pacific Corporate Park complex, and listed for sale the University Heights Business Park, all in accordance with our regular business practices regarding dispositions of our properties. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we presently intend to reinvest the net proceeds from the sales or potential sales of these properties in accordance with our regular business practices regarding purchases and sales of our properties, which may include reinvestment of the net proceeds in other real estate investments that qualify for like-kind exchange treatment under Section 1031 of the Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2005 and December 31, 2004, together with results of operations and cash flows for the three month period ended March 31, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REIT); availability of capital, interest rates; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; and the prospect that our board of directors and shareholders may approve a plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and our other filings with the Securities and Exchange Commission, or the SEC.
Overview and Background
      We were organized in December 1998 to acquire, manage and invest in a diversified portfolio of real estate comprised of office, industrial, retail and service properties located primarily in the following states: Alaska; Florida; Iowa; Michigan; Minnesota; Nevada; North Carolina; South Carolina; South Dakota; Tennessee; Texas; Virginia; Washington; Wisconsin; and Wyoming. As of March 31, 2005, we owned interests in eleven properties, including interests in two consolidated properties and interests in nine unconsolidated properties.
      We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2005, we believe we are in compliance with all relevant REIT requirements.
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
      Our Advisor is affiliated with us in that the we and our Advisor have common officers and a common director. Our officers and directors own in the aggregate a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, our chairman of our board of directors, a real estate brokerage and management company, to provide various services for the properties.
Business Strategy
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended) and (iii) the possible need to reduce our monthly distributions, in November 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholder’s investment over a reasonable period of time, than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets is in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc. as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Our board of directors is currently considering its approval of a plan of liquidation. In the event of its approval, our board of directors will include their recommendation for shareholder approval of the plan of liquidation in a proxy statement to be filed with the SEC and presented to shareholders at our next annual meeting.
      Subject to our board of directors’ and shareholders’ approval of a plan of liquidation, our primary business strategy currently is to actively manage our property portfolio to seek to achieve gains in rental and occupancy rates, control operating expenses and maximize income from ancillary operations and services. We believe that new real estate investments will have a significant impact on our future results of operations. If we are not successful in completing additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On March 18, 2004, we sold Gateway Mall to an unaffiliated third party. As a result of such sale, we reclassified amounts related to Gateway Mall in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Gateway Mall have been excluded from our results from continuing operations for all periods presented herein. The financial results for Gateway Mall are presented in our Condensed Consolidated Statements of Operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the Condensed Consolidated Balance Sheets in line items entitled “Property held for sale, net” and “Notes payable secured by property held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      We recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance is determined by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators which we consider important and which we believe could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	significant underperformance relative to historical or projected future operating results; and

•	significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. We have not recorded any impairment losses for the three months ended March 31, 2005 and 2004.

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors which we consider include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in intangible assets and below market lease values are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Investments in Unconsolidated Real Estate
      We account for our investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we report our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investment in unconsolidated real estate” on our Condensed Consolidated Balance Sheets. We report our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in the earnings of unconsolidated real estate” on our Condensed Consolidated Statements of Operations.

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.
Qualification as a REIT
      We have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, and numerous requirements established under highly technical and complex Code provisions subject to interpretation.
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

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided TIC’s and membership interests in limited liability companies, or LLCs. We had the following investments in unconsolidated real estate at March 31, 2005:

			Company’s	Company’s
		Percentage	Investment	Investment
Property	Location	Owned	March 31, 2005	December 31, 2004

City Center West “A” Building — TIC	Las Vegas, NV	89.1%	$7,957,000	$8,004,000
Congress Center — LLC	Chicago, IL	10.3%	3,805,000	3,875,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.8%	1,928,000	1,830,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5%	2,007,000	2,027,000
Reno Trademark Building — TIC	Reno, NV	40.0%	1,156,000	1,154,000
Oakey Building — LLC	Las Vegas, NV	9.8%	561,000	585,000
Enclave Parkway — LLC	Houston, TX	3.3%	454,000	452,000
County Center Drive — TIC	Temecula, CA	16.0%	411,000	432,000
Emerald Plaza — LLC	San Diego, CA	2.7%	866,000	913,000

			$19,145,000	$19,272,000

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive, Lake Forest, California property, one of the three buildings in the Pacific Corporate Park, was sold to an unaffiliated third party, for a sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000. A property disposition fee was paid to Realty of $49,000, or 1% of the total sales price of which 75% was passed through to our Manager pursuant the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $244,000, or 5% of the total sale price.
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

Scheduled Lease Expirations
      As of March 31, 2005, our consolidated properties were 96.7% leased to 18 tenants. 18.0% of the leased square footage expires during the remainder of 2005. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 11.0% of the tenants will renew for another term. At the time the leases expire, or when we are notified by the tenant that the lease will not be renewed, we will either write-off or accelerate amortization of all associated intangibles.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs, and any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under the plan of liquidation.
      Under the current Advisory Agreement, our Advisor currently bears the increased cost of compliance under the Sarbanes-Oxley Act, and related rules and regulations; however, the Advisory Agreement terminated on February 22, 2005. As of May 20, 2005, we had not negotiated a new Advisory Agreement. We expect that our Advisor may require that under the terms of any new Advisory Agreement we will bear the cost of complying with the Sarbanes-Oxley Act. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations due to our relatively small size. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may adversely affect our ability to distribute funds to our shareholders.
Results of Operations
      Operating results are primarily comprised of income derived from our portfolio of properties.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

	Three Months Ended
	March 31,

	2005	2004	Change	Percent Change

Revenues:
Rental income	$1,019,000	$748,000	$271,000	36.23%
Expenses:
Rental expenses	469,000	143,000	326,000	227.97%
General and administrative	533,000	93,000	440,000	473.12%
Depreciation and amortization	641,000	411,000	230,000	55.96%

Income (loss) before other income and discontinued operations	(624,000)	101,000	(725,000)	(717.82)%
Other income (expense):
Interest (including amortization of deferred financing costs)	(336,000)	(74,000)	262,000	354.05%
Interest and Dividend Income	105,000	80,000	25,000	31.25%
Gain on sale of marketable securities	16,000	47,000	(31,000)	(65.96)%
Minority interests	111,000	(5,000)	116,000	(2320.00)%
Equity in earnings of unconsolidated real estate	380,000	265,000	115,000	43.40%

Income (loss) from continuing operations	(348,000)	414,000	(762,000)	(184.06)%
Gain on sale of real estate investments	—	822,000	(822,000)	(100.00)%
Income from discontinued operations — property held for sale, net	—	105,000	(105,000)	(100.00)%

Net income (loss)	$(348,000)	$1,341,000	$(1,689,000)	(125.95)%

      Rental income increased $271,000, or 36.2%, to $1,019,000 during the three months ended March 31, 2005 when compared with the same period of the prior year. $107,000, or 41.6%, of the increase was attributable to the acquisition of AmberOaks on January 20, 2004. Further contributing to the increase was a decrease in the above market lease amortization of $80,000, or 31.1%, and $58,000, or 22.6%, was due to increases in our common area maintenance reimbursement per our lease agreements.
      Rental expenses increased $326,000, or 228.0%, to $469,000 during the three months ended March 31, 2005, when compared with the same period of the prior year. $262,000, or 80.4%, of the increase was attributable to the acquisition of AmberOaks on January 20, 2004. The increases were also attributable to an increase in property taxes, administration fees and insurance.
      General and administrative expenses increased $440,000, or 473.1%, to $533,000 during the three months ended March 31, 2005, when compared with the same period of the prior year due to the increase in accounting and legal fees due to regulatory filings, including the preparation of our proxy statement and costs relating to our exploration of a plan of liquidation, including, without limitation, fees paid to our financial advisor.
      Depreciation and amortization increased $230,000, or 56.0%, to $641,000 during the three months ended March 31, 2005, when compared with the same period of the prior year. $51,000, or 22.2%, of the increase was attributable to the acquisition of AmberOaks on January 20, 2004. Further contributing to the increase was $172,000, or 74.8%, consisting of the write-off of certain intangible assets associated with the termination of the ACS lease at AmberOaks during 2005.
      Interest expense increased $262,000, or 354.1%, to $336,000 during the three months ended March 31, 2005, when compared to the same period of the prior year. $211,000, or 80.5%, of these increases for the three months ended March 31, 2005, were attributable to the interest on the mortgage note for AmberOaks that was acquired on January 20, 2004, including the amortization of loan fees.
      Interest and dividend income increased $25,000, or 31.3%, to $105,000 during the three months ended March 31, 2005, when compared with the same period of the prior year. $17,000, or 73.9%, of the increase was attributable to dividends earned on the investments in marketable securities.
      Equity in earnings of unconsolidated real estate increased by $115,000, or 43.4%, to $380,000 for the three months ended March 31, 2005, compared with the same period of the prior year. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property, and accordingly, the cessation of depreciation of the property.
      Income (loss) from continuing operations decreased by $762,000, or 184.1%, to a loss of ($348,000), or ($0.08), per basic and diluted share for the three months ended March 31, 2005, compared to income of $414,000, or $0.09, per basic and diluted share for the three months ended March 31, 2004.
      Income from discontinued operations for the three months ended March 31, 2004 represents the net operating results of one consolidated property that was sold during the three months ended March 31, 2004, including interest expense and depreciation related to this property through the date of sale. Gain (loss) on sale of real estate dispositions was $822,000 for the three months ended March 31, 2004 and was due to the sale of Gateway Mall on March 18, 2004.
      Net loss was ($348,000), or ($0.08), per basic and dilutive share compare to net income of $1,341,000, or $0.29, per basic and dilutive share for the three months ended March 31, 2005 and 2004, respectively.
Liquidity and Capital Resources

Liquidity

Cash Flows
      Net cash provided by operating activities was $150,000 for the three months ended March 31, 2005 compared to net cash provided by operating activities of $2,326,000 for the three months ended March 31,

2004. The decrease was primarily due to the net loss in 2005 compared to net income in 2004 and the decrease in 2005 when compared to 2004 in distributions received in excess of equity in earnings of unconsolidated real estate.
      Net cash used in investing activities was $1,870,000 for the three months ended March 31, 2005, a decrease from net cash used in investing activities of $6,494,000 for the three months ended March 31, 2004. The decrease from the prior period is primarily attributed to the increased purchases of marketable securities of $1,007,000, the purchase of land and unconsolidated properties of $7,546,000 in 2004, offset by proceeds on the sale of property of $2,452,000 in 2004. These decreases were offset in part by the collection of the note receivable of $530,000 in 2005.
      Net cash provided by financing activities was $490,000 for the three months ended March 31, 2005 compared to cash used in financing activities of $5,906,000 for the three months ended March 31, 2004. The increase of $6,396,000 during 2005 compared to 2004 was primarily due to the proceeds from the issuance of debt of $1,565,000 in 2005 and the pay down of the mortgage of $4,918,000 in 2004.
      As a result of the above, cash and cash equivalents decreased $1,232,000 for the three months ended March 31, 2005 to $5,997,000.

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Our primary sources of liquidity to fund property acquisitions, temporary working capital and unanticipated cash needs is our credit facility of $1,000,000. As of March 31, 2005 and December 31, 2004, our total debt as a percentage of total capitalization was 36.0% and 34.4%, respectively.

Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound our company, to make regular monthly distributions to holders of our common stock from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that our current distribution rate will meet our REIT requirements for 2005. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, we believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. However, we may be unable to fund future cash distributions. We estimate we will have $1,141,000 of commitments and capital expenditures over the next nine months comprised of the following: $48,000 in secured debt principal repayments and $1,093,000 in capital expenditures, budgeted capital improvements, tenant improvements and leasing costs for our portfolio. There can be, however, no assurance that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.
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
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our shareholders.
      Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, we expect to meet our long-term liquidity requirements, which may include property acquisitions, through retained cash flow, borrowings under our credit facility, additional long-term secured and unsecured borrowings, dispositions of assets, issuance of common or preferred units of the Operating Partnership and the potential issuance of debt or equity securities. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.
      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in the AmberOaks property, in which we own a 75% TIC interest, will not be renewing their lease which expired on February 28, 2005. ACS currently occupies 44,000 square feet, or 21.3%, of the 207,000 gross leaseable area, or GLA, at AmberOaks. The tenant has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS. During the three months ended March 31, 2005, we amortized $172,000 related to the intangible assets associated with ACS. The remaining $169,000 will be amortized in the second quarter of 2005.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our board of directors continues to declare distributions for our shareholders at current levels, we expect a cash flow deficit in subsequent periods. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results. To the extent any distributions are made to our shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to shareholders for Federal income tax purposes.
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and the line of credit could become unavailable to us or the interest charged on the line of credit could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.
      Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.
Capital Resources

General
      Our primary sources of capital are cash from real estate operations, our ability to leverage any increased market value in the real estate assets owned by us, proceeds from our investments in marketable securities and the ability to obtain debt financing from third parties. As of March 31, 2005, we have additional unleveraged equity from our consolidated properties against which we may borrow of $3,200,000. We derive substantially all of our revenues from tenants under leases at the properties. Our operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments.
      Our primary uses of cash are to fund distributions to our shareholders, to fund capital investment in the existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We anticipate our source for the payment of the distributions to be funds from operating activities as well as short-term and long-term debt and net proceeds from the sale of one or more of our properties. We will require up to approximately $1,093,000 for the year ended December 31, 2005, for capital expenditures including, without limitation, tenant and/or capital improvements and lease commissions. We intend to incur debt to provide funds for these expenditures to the extent the reserves or deposit with the lender of $1,223,000 as of March 31, 2005, is not sufficient or cannot be used for theses expenditures.
      Distributions payable to our shareholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a shareholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.
      On February 8, 2005, our board of directors approved the listing for sale of the Congress Center property, Chicago, IL of which we own 10.3%.
      On April 14, 2005, we sold County Center Drive. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we may use the net proceeds to invest in additional properties.

Financing
      Notes and contracts payable as a percentage of total capitalization increased to 36.0% at March 31, 2005 from 34.4% at December 31, 2004. This increase was due to the borrowings of the margin securities account in 2005 for the purchase of marketable securities.
      We have restricted cash balances of $1,223,000 as of March 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The applicable credit facility matured on September 2, 2004 and has two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the effective date, the first anniversary and the second anniversary. As of March 31, 2005, we had no outstanding amount under the line of credit.
      We currently have no principal debt repayments until February 2006; however, we continue to pay monthly interest payments on such debt. As there is no maturing debt coming due through the end of 2005, we believe that our net cash provided by operating activities, availability under the line of credit, proceeds from other financing sources that are expected to be available and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $218,906,000 and $224,547,000 as of March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $29,108,000 and $30,424,000 at March 31, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $5,639,000 in the mortgage debt was primarily due to the sale of one of the three buildings in the Pacific Corporate Park complex. In connection with the sale, the borrowers used all proceeds from the sale to pay down the some of the remaining debt at the Pacific Corporate Park complex.

				Mortgage Debt
		Mortgage Debt	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	Balance as of	Portion of	December 31,	Portion of
Property	Percentage	March 31, 2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,489,000	$1,796,000	$4,504,000	$1,802,000
County Center Drive — TIC	16.0%	2,958,000	473,000	2,980,000	477,000
City Center West “A” Building — TIC	89.1%	12,431,000	11,079,000	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,775,000	2,801,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,474,000	1,246,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,253,000	757,000	23,310,000	759,000
Oakey Building — LLC	9.8%	4,000,000	390,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$218,906,000	$29,108,000	$224,547,000	$30,424,000

      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension call for a monthly payment of $27,000 at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle Bank, National Association, or LaSalle, by our Advisor for the purpose of re-financing the existing loan with a balance of $4,000,000 and providing a construction and TI financing loan in the amount of $5,500,000 and $700,000 for operating requirements for the property, which would give the borrower an option of LaSalle’s prime rate and up to three months LIBOR plus 2.0% per annum.
      As of March 31, 2005, the Emerald Plaza, San Diego property, of which we own 9.8%, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At March 31, 2005, the balance on the mortgage was $68,500,000 and was secured by real property, including related intangible assets, with a carrying basis of $95,315,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10% of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in the controlled lockbox. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account.

Unconsolidated debt due to related parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our chairman of the board of directors, and NNN 2004 Notes Program, LLC, or

2004 Notes Program, a subsidiary of our Advisor. As of March 31, 2005, the following notes were outstanding:

Cunningham
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at March 31, 2005. The notes bear different interest rates as noted below and are due one year from origination.

	Amount of	T REIT, Inc.’s	Interest Rate
Property/Issue Date	Loan	Portion	(per annum)

Pacific Corporate Park:
12/06/04	$80,000	$18,000	8%
02/03/05	130,000	30,000	8%
02/11/05	263,000	60,000	8%
03/18/05	20,000	5,000	8%
03/21/05	731,000	167,000	8%

Emerald Plaza:
02/07/05	232,000	6,000	8%
03/04/05	232,000	6,000	8%

County Center Drive:
02/07/05	2,000	—	12%

Total	$1,690,000	$292,000

Triple Net Properties, LLC
      County Center Drive had $121,000, consisting of $109,000 in principal and $11,000 in interest, outstanding due to our Advisor as of March 31, 2005 and December 31, 2004. This unsecured note bears interest at 12.0% per annum and is due upon demand. The note was repaid on April 14, 2005.

2004 Notes Program
      The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of March 31, 2005 and December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid, and County Center Drive, which has an outstanding balance of $16,000, consisting of $14,000 in principal and $2,000 in interest, may result in additional amounts due to the 2004 Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center property is sold. There were no amounts due to the 2004 Notes Program from the sale of County Center Drive on April 14, 2005.
REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, our company is required to make distributions to its shareholders of at least 90% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. Cash flow from operating activities is expected to be used for distributions to shareholders.
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

Contractual Obligations
      The following table provides information with respect to the maturities, scheduled principal payments of secured debt and line of credit as well as scheduled interest payments of the fixed rate debt at March 31, 2005. The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$1,613,000	$141,000	$4,079,000	$—	$5,833,000
Interest payments — fixed rate debt	170,000	442,000	—	—	612,000
Principal payments — variable rate debt	—	15,000,000	—	—	15,000,000
Interest payments — variable rate debt (rate as of March 31, 2005)	749,000	905,000	—	—	1,654,000

Total	$2,532,000	$16,488,000	$4,079,000	$—	$23,099,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. Our board of directors are considering alternatives to address the errors in the prior performance tables.

Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect our company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On January 24, 2005, our Advisor entered into a binding sale agreement for the sale of the City Center West “A” Building, our unconsolidated property of which we own an 89.1% undivided TIC interest, to the United Insurance Company of America, an unaffiliated third party, for a total sales price of $27,610,000. In connection with this agreement, the buyer will assume a promissory note secured by the property with an outstanding balance at March 15, 2005 of $12,484,000. Our cash proceeds will be approximately $12,604,000 after closing costs and other transaction expenses. The sale will result in us recording a gain of approximately $4,954,000. The sale of City Center West “A” Building is expected to close in the second or third quarter of 2005. A disposition fee will be paid to Realty upon the sale of the property in the amount of $414,000, or 1.5% of the sales price, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

      Our Advisor has been advised that ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, in which we own a 75% TIC interest, will not be renewing their lease which expired on February 28, 2005. ACS currently occupies 44,000 square feet, or 21.3%, of the 207,000 gross leaseable area, or GLA, at AmberOaks. The tenant has exercised its hold over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we will amortize $341,000 related to the intangible assets associated with ACS. During the three months ended March 31, 2005, we amortized $172,000 related to the intangible assets associated with ACS. The remaining $169,000 will be amortized in the second quarter of 2005.
      Our Advisor has been advised that The Pacesetter Corp., a tenant in our consolidated University Heights property, our wholly-owned property, is in default and was locked out as of May 11, 2005. The Pacesetter Corp. currently occupies 13,000 square feet, or 19.4%, of the 68,000 square feet GLA at University Heights. As of March 31, 2005, we recorded an allowance for doubtful accounts in the amount of $33,000 associated with The Pacesetter Corp.
      On April 6, 2005, the Emerald Plaza property borrowed $279,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      On April 8, 2005, the Pacific Corporate Park property borrowed $80,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      On April 12, 2005, the board of directors approved the listing for sale of University Heights Business Park, our wholly-owned property in San Antonio, Texas.
      On April 14, 2005, County Center Drive, Temecula, California, our unconsolidated property of which we own a 16% undivided TIC interest, was sold to Hall Investment Company, Inc., an unaffiliated third party for a sale price of $7,200,000. We received cash proceeds from this sale of $603,000 after closing costs and other transaction expenses. We recorded a gain of $299,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8%, of the sale price.
      On May 13, 2005, our Advisor entered into a binding sale agreement for the sale of our unconsolidated property located at 25391 Commerce Centre Drive, Lake Forest, California property, one of the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% interest, to the California Western Properties, LLC, an unaffiliated third party, for a sales price of $4,969,000. The sale is expected to close during the second or third quarter of 2005. We will receive cash proceeds of approximately $750,000 and record a gain on the sale of approximately $300,000. A property disposition fee of $98,000, or 2.0% of the sale price will be paid to Realty, of which 75% will be passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $199,000, or 4.0% of the sale price.
      Our Advisor entered into agreements to sell our interests in the City Center West “A” Building and one of the buildings in the Pacific Corporate Park complex, sold our interests in County Center Drive and one of the buildings at the Pacific Corporate Park complex, and listed for sale the University Heights Business Park, all in accordance with our regular business practices regarding dispositions of our properties. Subject to our board of directors’ and our shareholders’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we presently intend to reinvest the net proceeds from the sales or potential sales of these properties in accordance with our regular business practices regarding purchases and sales of our properties, which may include reinvestment of the net proceeds in other real estate investments that qualify for like-kind exchange treatment under Section 1031 of the Code.
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
      Our FFO reporting complies with NAREIT’s policy described above.
      Following is the calculation of FFO for the three months ended March 31, 2005 and 2004:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

Net income (loss)	$(348,000)	$1,341,000
Add:
Depreciation and amortization — continuing operations	640,000	375,000
Depreciation and amortization — discontinued operations	—	17,000
Depreciation and amortization — unconsolidated real estate operating properties	316,000	399,000
Less:
Gain/(loss) on sale of property	—	822,000

Funds from operations	$608,000	$1,310,000

Weighted average common shares outstanding — basic and diluted	4,605,000	4,646,000

Gain on sale of investments included in net income (loss) and FFO	$16,000	$47,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$48,000	$69,000	$72,000	$4,079,000	$—	$—	$4,268,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	—	—	5.25%
Variable rate debt	$1,565,000	$197,000	$14,803,000	$—	$—	$—	$16,565,000
Average interest rate on maturing debt	6.50%	6.75%	6.75%	—	—	—	6.73%
      The weighted-average interest rate of mortgage and other debt as of March 31, 2005 was approximately 6.42% per annum. At March 31, 2005, our mortgage and other debt consisted of $4,268,000 or 20% of the total debt at a fixed interest rate of 5.25% per annum and $16,565,000 or 80% of the total debt at a weighted average variable interest rate of 6.73% per annum. An increase in the variable interest rate on certain mortgages and other debt constitutes a market risk. As of March 31, 2005, for example, a 0.5% increase in LIBOR would have increased the overall annual interest expense by approximately $83,000 or less than 7.5%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and chief financial officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). In connection with Deloitte’s audit of our consolidated financial statements for the year ended December 31, 2004, Deloitte notified our management and audit committee of the existence of reportable conditions which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte related to, among other things, our need to formalize policies and procedures (including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts, and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner. Deloitte advised our management and audit committee that the reportable condition identified by us during our quarterly review process for the period ended September 30, 2004, constituted, in Deloitte’s judgment, a material weakness in our internal controls.
      As a result of the Evaluation and the material weaknesses identified by Deloitte, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures; (2) develop policies and procedures to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies; and (3) bifurcate accounting functions, including personnel responsible for each public reporting entity. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies.
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
      (b) Changes in internal control over financial reporting. We have taken steps to improve and are continuing to improve our internal controls over financial reporting during the three months ended March 31, 2005. We expect to continue to make changes in our internal control processes in the future.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, G REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. Our board of directors are considering alternatives to address the errors in the prior performance tables.

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On March 25, 2005, Clearview filed an amended complaint which named T REIT, L.P. as an additional defendant. On May 4, 2005, the court denied our motion for summary judgment; however, we intend to file an amended motion for summary judgment. If Clearview were to prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our shareholders.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. If the purchasers prevail in this action, it could have a material adverse impact on our results of operations and our ability to pay distributions to our shareholders.
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
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

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
Date: May 23, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Our Articles of Incorporation (included as Exhibit 3.1 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.2	Form of our Amended and Restated Articles of Incorporation (included as Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.3	Form of our By-Laws (included as Exhibit 3.3 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.4	Form of our Amended By-Laws (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)

4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.2	Dividend Reinvestment Program (included as Exhibit C to our Prospectus filed as part of our Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.5	Advisory Agreement between us and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)

10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)

10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

10.10	First Amendment to Advisory Agreement between us and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to our company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference).

10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to our Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference).

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/A filed by us on May 14, 2003 and incorporated herein by reference).

10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/A filed by us on May 14, 2003 and incorporated herein by reference).

10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by us on September 5, 2002 and incorporated herein by reference).

10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by us on January 24, 2003 and incorporated herein by reference).

10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by us on January 24, 2003 and incorporated herein by reference).

10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by us on August 26, 2003 and incorporated herein by reference).

10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 9, 2003 and incorporated herein by reference).

10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by us on March 29, 2004 and incorporated herein by reference).

10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by us on March 29, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.