Form 10-Q
period 2005-06-30
T REIT INC
filed 2005-08-22
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 15, 2005 there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statement of Net Assets as of June 30, 2005 (Liquidation Basis — unaudited)	3
	Condensed Consolidated Balance Sheet as of December 31, 2004 (Going Concern Basis — unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Six Months Ended June 30, 2005 and 2004 (Going Concern Basis — unaudited)	5
	Condensed Consolidated Statement of Shareholders’ Equity For the Six Months Ended June 30, 2005 (Going Concern Basis — unaudited)	6
	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005, and 2004 (Going Concern Basis — unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	42
Item 4.	Controls and Procedures	42

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

T REIT, INC.
FORWARD-LOOKING STATEMENTS
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying June 30, 2005 and 2004 interim financial statements of T REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission, or the SEC.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
As of June 30, 2005 (LIQUIDATION BASIS) (Unaudited)

June 30,
2005

ASSETS
Real estate investments:
Real estate held for sale	$24,022,000
Investments in unconsolidated real estate	26,713,000

50,735,000
Cash and cash equivalents	5,935,000
Restricted cash	1,066,000
Investment in marketable securities	1,783,000
Accounts receivable, net	192,000
Accounts receivable from related parties	1,086,000
Notes receivable	2,768,000
Assets for estimated receipts in excess of estimated costs during liquidation	1,956,000

Total assets	65,521,000

LIABILITIES
Mortgages payable secured by properties held for sale	15,502,000
Accounts payable and accrued liabilities	1,368,000
Accounts payable due to related parties	3,000
Distributions payable	329,000
Security deposits and prepaid rent	366,000

Total liabilities	17,568,000

Net assets in liquidation	$47,953,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004 (Unaudited)

December 31,
2004

ASSETS
Real estate investments:
Properties held for sale, net	$23,874,000
Investments in unconsolidated real estate	19,272,000

43,146,000
Cash and cash equivalents	7,229,000
Restricted cash	1,691,000
Investment in marketable securities	491,000
Accounts receivable, net	125,000
Accounts receivable from related parties	514,000
Other assets — properties held for sale, net	3,822,000
Other assets	236,000
Notes receivable	3,299,000

Total assets	$60,553,000

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Mortgages payable secured by properties held for sale	$19,285,000
Accounts payable and accrued liabilities	1,904,000
Accounts payable due to related parties	49,000
Distributions payable	327,000
Security deposits and prepaid rent	253,000

21,818,000
Minority interests — property held for sale	1,916,000
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued; 4,609,000 shares outstanding	47,000
Additional paid-in capital	41,533,000
Treasury stock, 107,000 shares	(979,000)
Distributions in excess of earnings	(3,792,000)
Accumulated other comprehensive income	10,000

Total shareholders’ equity	36,819,000

Total liabilities, minority interests and shareholders’ equity	$60,553,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expenses:
General and administrative	$459,000	$256,000	$1,013,000	$346,000

Operating loss	(459,000)	(256,000)	(1,013,000)	(346,000)
Other income (expense):
Other Income	38,000	—	52,000	—
Interest (including amortization of deferred financing costs)	(36,000)	(17,000)	(44,000)	(26,000)
Interest and dividend income	132,000	160,000	233,000	240,000
Gain on sale of marketable securities	110,000	2,000	126,000	50,000
Gain on sale of unconsolidated real estate investments	191,000	—	191,000	—
Equity in earnings of unconsolidated real estate	407,000	368,000	787,000	633,000

Income from continuing operations	383,000	257,000	332,000	551,000
Discontinued operations:
Gain (loss) on sale on real estate	—	(9,000)	—	813,000
Income (loss) from discontinued operations	25,000	(282,000)	(272,000)	(57,000)

Net income (loss)	$408,000	$(34,000)	$60,000	$1,307,000

Other comprehensive income (loss):
Net income (loss)	$408,000	$(34,000)	$60,000	$1,307,000
Unrealized income (loss) on marketable securities	50,000	(9,000)	(24,000)	(9,000)

Comprehensive income (loss)	$458,000	$(43,000)	$36,000	$1,298,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$0.08	$0.05	$0.07	$0.12
Discontinued operations — basic and diluted	0.01	(0.06)	(0.06)	0.16

Total net income (loss) per common share — basic and diluted	$0.09	$(0.01)	$0.01	$0.28

Weighted average shares of common stock outstanding — basic and diluted	4,605,000	4,643,000	4,605,000	4,644,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Going Concern Basis)
For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock
						Accumulated
			Additional		Distributions	Other
	Number of		Paid-In	Treasury	in Excess of	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Loss	Total

BALANCE — December 31, 2004	4,609,000	$47,000	$41,533,000	$(979,000)	$(3,792,000)	$10,000	$36,819,000
Net income	—	—	—	—	60,000	—	60,000
Unrealized loss on marketable securities	—	—	—	—	—	(24,000)	(24,000)

Comprehensive income							36,000
Stock based compensation	—	—	64,000	—	—	—	64,000
Distributions	—	—	—	—	(1,910,000)	—	(1,910,000)
Repurchase of shares	(10,000)	—	—	(87,000)	—	—	(87,000)

BALANCE — June 30, 2005	4,605,000	$47,000	$41,597,000	$(1,066,000)	$(5,642,000)	$(14,000)	$34,922,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended

	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,000	$1,307,000
Adjustments to reconcile net income to net cash provided by operating activities
Distributions received from equity in earnings of unconsolidated real estate	706,000	234,000
Gain on sale of real estate investments	—	(813,000)
Gain on sale of investment in unconsolidated real estate	(191,000)	—
Gain on sale of marketable securities	(126,000)	(50,000)
Depreciation and amortization (including deferred financing costs and intangible assets) — continuing and discontinued operations	1,237,000	1,125,000
Stock based compensation expense	64,000	—
Minority interests	(124,000)	(99,000)
Change in operating assets and liabilities:
Accounts receivable	(83,000)	(182,000)
Accounts receivable/payable from/to related parties	(617,000)	120,000
Other assets	188,000	247,000
Accounts payable and accrued liabilities	(440,000)	(450,000)
Security deposits and prepaid rent	209,000	208,000

Net cash provided by operating activities	883,000	1,647,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,101,000)	(4,229,000)
Proceeds from sale of marketable securities	4,909,000	3,806,000
Purchase of real estate operating properties	—	(5,927,000)
Proceeds from disposition of properties	—	2,452,000
Proceeds from sale of unconsolidated real estate	603,000	—
Purchase of investments in unconsolidated real estate	—	(125,000)
Restricted cash	310,000	—
Capital expenditures	(3,000)	(1,662,000)
Collections of notes receivable	531,000	7,000
Real estate deposits applied to purchases	—	11,000

Net cash provided by (used in) investing activities	249,000	(5,667,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(33,000)	(4,935,000)
Borrowings on line of credit	—	710,000
Repayment on line of credit	—	(500,000)
Distributions paid	(1,910,000)	(1,908,000)
Distributions to minority shareholders	(91,000)	(78,000)
Repurchase of shares	(87,000)	(32,000)

Net cash used in financing activities	(2,121,000)	(6,743,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989,000)	(10,763,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000	12,189,000

CASH AND CASH EQUIVALENTS — end of period	$6,240,000	$1,426,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$638,000	$885,000

Income taxes	$3,000	$5,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note receivable due to sale of property	$—	$8,700,000

Liabilities assumed in acquisitions	$—	$18,311,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (unaudited)

1.	Organization and Description of Business
      T REIT Inc. was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. As of June 30, 2005, we owned two consolidated properties and interests in eight unconsolidated properties. All of our properties are either office or office/industrial properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement between us and our Advisor has a one-year term, which expired on February 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor continues to manage us month-to-month pursuant to the terms of the Advisory Agreement and, in view of the approval of the plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that the two entities have officers and one director in common, who own in the aggregate a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, to provide various services for our properties.

2.	Plan of Liquidation
      On June 3, 2005, our board of directors approved a plan of liquidation which was approved by our shareholders at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable.
      The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2006. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on June 15, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or SFAS, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all unconsolidated real estate investments using the equity method of accounting as of December 31, 2004. Accordingly, our share of the earnings of these real estate investments is included in consolidated net income. We revised presentations to reflect the reclassification of the operating properties as discontinued operations pursuant to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.
      SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. We have reclassified amounts related to the operating properties in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for the operating properties are presented in our condensed consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale” and “Minority interests — property held for sale”.

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005, and for all periods subsequent to June 30, 2005. Accordingly, on June 30, 2005, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K, as amended, as filed with the SEC.

Property Held for Sale
      In accordance with SFAS 144, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Tenant Receivables and Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s applicable financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions and other relevant factors. We had established an allowance for uncollectible accounts of $58,000 at December 31, 2004, to reduce receivables to our estimate of the amount recoverable. In accordance with the plan of liquidation, at June 30, 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Marketable Securities
      Prior to the adoption of the liquidation basis of accounting, marketable securities were carried at fair value and consisted of investments in marketable equity securities. We classified our marketable securities portfolio as available-for-sale. Our portfolio was continually monitored for differences between the cost and estimated fair value of each security. If we believed that a decline in the value of an equity security was temporary in nature, we recorded the change in comprehensive income (loss) in shareholders’ equity. If the decline was believed to be other than temporary, the equity security was written down to the fair value and a realized loss was recorded on our statement of operations. There were no realized losses recorded by us due to the write down in fair value for the year ended December 31, 2004. Our assessment of a decline in value includes, among other things, current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.
      As of June 30, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, the marketable securities will continually be marked to fair value, less estimated costs to sell, through the statement of changes in net assets.

Minority Interests
      Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, at December 31, 2004, amounted to a 25% interest in one of our consolidated properties. In accordance with the adoption of the plan of liquidation on June 30, 2005, we applied minority liability against the related asset held for sale to properly reflect our portion of the estimated fair value of the related asset. The estimated liquidation value of the minority interest at June 30, 2005 was $1,908,000.

Operating Properties
      Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs was charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of the plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the three and six months ended June 30, 2005 and 2004.

Deferred Assets
      Prior to the adoption of the plan of liquidation, costs incurred for debt financing and property leasing were capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obtain financing. Such costs were amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that were amortized using the straight-line method over the term of the related lease. In accordance with the adoption of the plan of liquidation, deferred financing costs and deferred leasing costs were adjusted to their net realizable value.

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

Revenue Recognition
      Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained.
      As of June 30, 2005 and December 31, 2004, we had investments in four properties located in Texas, three properties located in California, three properties located in Nevada and one property located in Illinois. Accordingly, we have a geographic concentration of risk subject to fluctuations in each State’s economy.
      For the six months ended June 30, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

Netsolve, Inc.	$1,112,000	42.2%	AmberOaks	78,000	April 2007
Newell Rubbermaid	$493,000	18.7%	AmberOaks	51,000	April 2007
General Services Administration	$327,000	12.4%	University Heights	21,000	Nov. 2015

*	Annualized rental income based on contractual base rent set forth in leases in effect at June 30, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the six months ended June 30, 2004, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2004 Annual	2004 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

Netsolve, Inc.	$1,073,000	31.2%	AmberOaks	78,000	April 2007
ACS State Health Services, Inc.	$588,000	17.1%	AmberOaks	44,000	May 2005
Newell Rubbermaid	$493,000	14.4%	AmberOaks	51,000	April 2007

*	Annualized rental income based on contractual base rent set forth in leases in effect at June 30, 2004.

Income Taxes
      We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income for the year, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2005 and 2004 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

Comprehensive Income
      Prior to the adoption of the plan of liquidation, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income included certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were stock warrants and stock options. As of June 30, 2005 and 2004, there were 0 and 101,000 stock warrants and 425,000 and 425,000 options, respectively, which were accounted for under the treasury stock method for purposes of calculating diluted earnings (loss) per share. Upon approval of the plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. These options and warrants did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income (loss) per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss)	$408,000	$(34,000)	$60,000	$1,307,000

Net income (loss) per share — basic and diluted	$0.09	$(0.01)	$0.01	$0.28

Weighted average number of shares outstanding — basic and diluted	4,605,000	4,643,000	4,605,000	4,644,000

Use of Estimates
      The preparation of our financial statements in conformity with GAAP and liquidation basis requires management to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ, perhaps in adverse ways, from those estimates.

Stock Options
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Reported net income (loss) income	$408,000	$(34,000)	$60,000	$1,307,000
Add: Stock based employee compensation expense included in reported net income	32,000	—	64,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(33,000)	(42,000)	(83,000)	(65,000)

Pro forma net income (loss)	$407,000	$(76,000)	$41,000	$1,242,000

Reported net income (loss) per share — basic and diluted	$0.09	$(0.01)	$0.01	$0.28

Pro forma net income (loss) per share — basic and diluted	$0.09	$(0.02)	$0.01	$0.27

      There were 0 and 260,000 options granted during the six months ended June 30, 2005 and 2004, respectively. Upon approval of the plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. The pro forma amounts were determined by estimating the fair value of each

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.22% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.2 years and an expected volatility rate of 10%.

Segments
      We internally evaluate all properties as one industry segment and, accordingly, do not report segment information.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

4.	Assets for Estimated Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
      The asset for estimated receipts in excess of estimated costs during liquidation as of June 30, 2005 is as follows:

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,808,000
Liabilities:
Liquidation costs	(1,464,000)
Distributions	(316,000)
Other	(72,000)

(1,852,000)

Total assets for estimated receipts in excess of estimated costs during liquidation	$1,956,000

5.	Net Assets in Liquidation
      The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2005:

Shareholders’ equity at June 30, 2005 — going concern basis	$34,922,000
Increase due to estimated net realizable value of operating properties	4,734,000
Increase due to estimated net realizable value of unconsolidated investment	8,559,000
Assets for estimated receipts in excess of estimated costs during liquidation	1,956,000
Decrease due to the write-off of other intangible assets	(2,218,000)

Adjustment to reflect the change to the liquidation basis of accounting	13,031,000

Estimated value of net assets in liquidation at June 30, 2005	$47,953,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Real Estate Investments
      Our real estate investments are comprised of investments in unconsolidated real estate.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided TIC interests and membership interests in limited liability companies, or LLC, that own a TIC interest in a property which prior to the adoption of the plan of liquidation, were accounted for under the equity method. We had the following investments in unconsolidated properties at December 31, 2004:

		Percentage	December 31,
Property	Location	Owned	2004

City Center West “A” Building — TIC	Las Vegas, NV	89.1%	$8,004,000
Congress Center — LLC	Chicago, IL	10.3%	3,875,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.8%	1,830,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5%	2,027,000
Reno Trademark Building — TIC	Reno, NV	40.0%	1,154,000
Oakey Building — LLC	Las Vegas, NV	9.8%	585,000
Enclave Parkway — LLC	Houston, TX	3.3%	452,000
County Center Drive — TIC	Temecula, CA	16.0%	432,000
Emerald Plaza — LLC	San Diego, CA	2.7%	913,000

			$19,272,000

      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

As of
December 31,
2004

Assets (primarily real estate)	$349,806,000

Mortgages notes payable and other debt	$224,756,000
Other liabilities	10,179,000
Equity	114,871,000

Total liabilities and equity	$349,806,000

Our share of equity	$19,272,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$10,995,000	$8,959,000	$22,380,000	$17,118,000
Rental and other expenses	9,003,000	7,566,000	19,817,000	14,287,000

Net income	$1,992,000	$1,393,000	$2,563,000	$2,831,000

Our equity in earnings	$407,000	$368,000	$787,000	$633,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000 to NNN Pacific Corporate Park, LLC, which is reflected in equity in earnings in our condensed consolidated financial statements. A property disposition fee of $49,000, or 1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement, and sales commissions of $244,000, or 5% of the total sales price, were paid to unaffiliated brokers.
      On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 and recorded a gain on sale of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8% of the total sales price. In conjunction with the sale, all related party notes payable due to our Advisor and NNN 2004 Notes Program, LLC were paid in full.

7.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004
Equity securities	$481,000	$10,000	$—	$491,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $110,000 and $126,000 for the three and six months ended June 30, 2005, respectively, and $2,000 and $50,000 for the three and six months ended June 30, 2004, respectively. At June 30, 2005, the fair value of marketable securities was $1,783,000.

8.	Notes Receivable
      On July 9, 2004, we received a promissory note for $2,200,000 from the sale of Gateway Mall. The note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually based on the combination of the interest paid on this note and the buyer’s first mortgage. The interest rate on the $2,200,000 note at June 30, 2005 and December 31, 2004 was 8.6% per annum. The note is interest only, paid monthly, with the balance, including all unpaid interest, due and payable on August 1, 2006. We believe fair value approximates the carrying value as of June 30, 2005.
      On September 3, 2004, we received a promissory note for $528,000 from the sale of the unimproved land at Gateway Mall. The note was secured by a pledge agreement, bore interest at 4.0% per annum, was interest only paid monthly, with the balance, including all unpaid interest, due and payable on March 7, 2005. On March 7, 2005, we received the full payment of the note receivable.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We hold a promissory note as lender with a balance of $568,000 and $571,000 at June 30, 2005 and December 31, 2004, respectively, secured by a first deed of trust on the Christie Street property that bears interest at 8.5% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued, unpaid interest and principal is due and payable in December 2006. We believe fair value approximates the carrying value as of June 30, 2005.

9.	Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The credit facility had a term of one year with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on the date of the facility, the first anniversary and the second anniversary thereof. As of June 30, 2005 and December 31, 2004, we had no outstanding amounts under the line of credit.

10.	Mortgages Payable
      Mortgage loans payables consisted of the following at June 30, 2005 (liquidation basis) and December 31, 2004:

	June 30,	December 31,
	2005	2004

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. At June 30, 2005 and December 31, 2004 the interest rate was 5.25%. Equal principal and interest payments of $24,000 are payable monthly until repayment in full	$4,252,000	$4,285,000
Note payable to bank, secured by a first deed of trust, monthly interest only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07, subject to a floor of 5.5% per annum. The interest rate at June 30, 2005 and December 31, 2004 was 6.75% and 5.75% per annum, respectively	11,250,000	15,000,000

Total mortgage loans payable	$15,502,000	$19,285,000

      At June 30, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the Statement of Net Assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities. If the balance of the margin account exceeds 50% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the six months ended June 30, 2005, we borrowed and repaid $1,565,000. At June 30, 2005 and December 31, 2004, we had no margin liabilities outstanding.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity

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
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are effected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations. We repurchased 10,000 and no shares of common stock for $87,000 and $0 during the six months ended June 30, 2005 and 2004, respectively.
      Upon the approval of the plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

Stock Option Plans
      In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.
      Stock options granted pursuant to the Plans expire ten years from the grant date and are exercisable in whole or in part upon the second anniversary of the grant date, subject to certain conditions. We have authorized and reserved a total of 100,000 shares of common stock and 700,000 shares of common stock for issuance under the director plan and the officer/employee plan, respectively. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.
      A summary of outstanding options exercisable under the Plans, at June 30, 2005, is presented below:

	Number of	Exercise	Weighted Average
Options Outstanding at	Shares	Price	Exercise Price

December 31, 2004 (155,000 options exercisable)	425,000	$9.05	$9.05
Granted	—	—	—
Cancelled	—	—	—

June 30, 2005 (165,000 options exercisable)	425,000	$9.05	$9.05

		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price —		Exercise Price —
	Options	Contractual Life	Outstanding	Options	Exercisable
Exercise Prices	Outstanding	(Years)	Options	Exercisable	Options

$9.05	425,000	8.2	$9.05	165,000	$9.05
Upon approval of the plan of liquidation by shareholders on July 27, 2005, all outstanding options were forfeited and the Plans were terminated.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

Advisory Agreement
      The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us month-to-month in accordance with the terms of the Advisory Agreement. In view of the approval of the plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that the two entities have common officers and one common director, who own a 40% equity interest in our Advisor.
      We compensate our Advisor for services through a series of fees pursuant to the Advisory Agreement. No amounts are currently due our Advisor under this Agreement. As described below, there were no amounts paid to our Advisor for services provided during the six months ended June 30, 2005 and 2004.
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
      Our Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in us. If the fee is not paid in any quarter, it will accrue and be paid once our shareholders have received a cumulative 8% return. There were no asset management fees incurred or paid to our Advisor during the six months period ended June 30, 2005 and 2004.

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenue, as defined by the Advisory Agreement, from the properties. For the three and six months ended June 30, 2005, we incurred property management fees to Realty of $72,000 and $160,000, respectively, and $88,000 and $93,000 for the three and six months ended June 30, 2004, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions and Disposition Fees
      The total real estate sales commissions and disposition fees paid to Realty by us and unrelated third parties in connection with our real estate acquisitions and dispositions for the three and six months ended June 30, 2005 were $432,000 and $481,000, respectively, and $237,000 and $1,161,000 for the three and six months ended June 30, 2004, respectively. Of the total real estate sales commissions paid to Realty, we paid $158,000 and $169,000 for the three and six months ended June 30, 2005, respectively, and $0 and $339,000 for the three and six months ended June 30, 2004, respectively, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our shareholders have received an 8% annual return on their invested capital. Upon approval of the plan of liquidation by our shareholders, the Board of Managers permanently waived any distributions that our Advisor is or may become entitled to receive in connection with its incentive performance units. No incentive distributions were made to our Advisor for the six months ended June 30, 2005 and 2004.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Advisor.

Unconsolidated debt due to related parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our chairman of the board of directors, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of June 30, 2005, the following notes payable were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at June 30, 2005. The notes bear different interest rates as noted below and are due one year from their respective origination:

	Amount of	T REIT, Inc.’s	Interest Rate
Property/Issue Date	Loan	Portion	(Per Annum)

Pacific Corporate Park:*
12/06/04	$80,000	$18,000	8%
02/03/05	130,000	30,000	8
02/11/05	263,000	60,000	8
03/18/05	20,000	5,000	8
03/21/05	731,000	167,000	8
04/08/05	80,000	18,000	8
Emerald Plaza:
02/07/05	232,000	6,000	8
03/04/05	232,000	6,000	8
04/06/05	279,000	8,000	8
County Center Drive:
02/07/05	2,000	—	8

Total	$2,049,000	$318,000

* The Pacific Corporate Park notes were all repaid on July 20, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triple Net Properties, LLC
      County Center Drive had $0 and $121,000 due to our Advisor as of June 30, 2005 and December 31, 2004. This unsecured note bore interest at 12.0% per annum and is due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.

NNN 2004 Notes Program, LLC
      The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. As of June 30, 2005 and December 31, 2004, loans from the 2004 Notes Program to Congress Center and County Center Drive have been repaid. We did not incur or pay amounts to 2004 Notes Program upon the sale of County Center Drive. We cannot reasonably estimate at this time the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

13.	Commitments and Contingencies

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Commitments and Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $217,498,000 and $221,567,000 as of June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $29,098,000 and $29,947,000 at June 30, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $4,319,000 in the mortgage debt was primarily due to the sale of one of the three remaining buildings in the Pacific Corporate Park complex of which the borrowers used all proceeds from the sale to pay down the debt at the two remaining properties and the sale of County Center Drive and subsequent pay-off of related debt.
      Total mortgage debt and our portion of our unconsolidated properties is as follows:

		Mortgage Debt		Mortgage Debt
		Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	June 30,	Portion of	December 31,	Portion of
Property	Percentage	2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,472,000	$1,789,000	$4,504,000	$1,802,000
City Center West “A” Building — TIC	89.1%	12,587,000	11,218,000	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,755,000	2,791,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	1,505,000	343,000	5,474,000	1,246,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,179,000	755,000	23,310,000	759,000
Oakey Building — LLC	9.8%	4,000,000	390,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$217,498,000	$29,098,000	$221,567,000	$29,947,000

      On March 31, 2005, the mortgage on the Oakey Building was extended for a fee of $40,000 until October 1, 2005 and the terms modified. The terms under the extension and modification call for a monthly payment of $27,000 at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle Bank National Association, or LaSalle, by our Advisor for the purpose of refinancing the existing loan with a balance of $4,000,000 and providing a construction and tenant improvement financing loan and for operating requirements for the property in the amounts of $5,500,000 and $700,000, respectively. The loan terms provide for an option of LaSalle’s prime rate or up to six months LIBOR plus 2.0% per annum.
      As of June 30, 2005, the Emerald Plaza, San Diego property, of which we own a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the balance on the mortgage was $68,500,000 and was secured by the property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received from the property are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. Clearview Properties has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration during the first six months of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and our ability to pay liquidating distributions to our shareholders.
      Other than as set forth above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our other commitments and contingencies include the usual obligations of a real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Discontinued Operations — Property Held for Sale
      Prior to adoption of the plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2005, and 2004, discontinued operations included the net income of one property sold in 2004 and the two properties listed for sale in 2005. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June, 30, 2005 and 2004:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenues
Rental income	$1,237,000	$1,378,000	$2,248,000	$2,454,000
Interest income	5,000	—	9,000	1,000

	1,242,000	1,378,000	2,257,000	2,455,000
Expenses
Rental expenses	489,000	682,000	943,000	842,000
Depreciation and amortization	420,000	689,000	1,035,000	1,135,000
Interest (including amortization of deferred financing fees)	321,000	392,000	675,000	582,000
Minority interest	(13,000)	(103,000)	(124,000)	(99,000)

Net income (loss)	$25,000	$(282,000)	$(272,000)	$(57,000)

      A summary of the properties held for sale, balance sheet information is as follows:

December 31,
2004

Properties held for sale, net of accumulated depreciation of $880,000	$23,874,000
Other assets — properties held for sale, net include identified intangible assets, net of accumulated amortization of $1,805,000	3,822,000
Total assets	30,593,000
Mortgages payable and other debt secured by properties held for sale	19,285,000
Minority liability — property held for sale	1,916,000
Total liabilities	20,428,000
Total equity	10,165,000

15.	Subsequent Events
      On July 20, 2005, the property located at 25391 Commerce Centre Drive, Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $674,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price.
      On July 27, 2005, our board of directors approved a special liquidating distribution of $18,000,000 to our shareholders of record as of July 27, 2005, contingent upon the close of the City Center West “A”

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale, pursuant to the terms of the plan of liquidation. The distribution was paid on August 3, 2005. In accordance with the terms of the plan of liquidation, regular monthly shareholder distributions were permanently suspended effective August 1, 2005. Future liquidating shareholder distributions will be determined at the discretion of our board of directors.
      On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received cash proceeds of $13,277,000. A property disposition fee of $935,000, or 3.0% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $514,000, or 1.7% of the total sales price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2005 and financial position at December 31, 2004, together with results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REIT); availability of capital, interest rates; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; policies and guidelines applicable to REITs; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with our Advisor (as defined below); litigation, including without limitation, the Securities and Exchange Commission or the SEC, investigation; and the implementation of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and our other filings with the SEC.
Overview and Background
      We were formed in December 1998 in the Commonwealth of Virginia and operate as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. As of June 30, 2005, we owned two consolidated properties and interests in eight unconsolidated properties. All of our properties are office or office/industrial properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement between us and our Advisor has a one-year term which expired on February 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor continues to manage us month-to-month in accordance with the terms of the Advisory Agreement and, in view of the approval of the plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that the we and our Advisor have officers and a director in common who own a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, to provide various real estate brokerage and management company services for the properties.
      On June 3, 2005, our board of directors approved a plan of liquidation which was approved by our shareholders at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2006. As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on June 15, 2005.
      We have been operating and intend to continue operating until the liquidation is complete as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of June 30, 2005, we believe we are in compliance with all relevant REIT requirements. Although we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting require us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. Accordingly, on June 30, 2005, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Assets for Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
      The asset for estimated receipts in excess of estimated costs during liquidation as of June 30, 2005 is as follows:

Assets:
Estimated inflows from consolidated and unconsolidated operating activities	$3,808,000
Liabilities:
Liquidation costs	(1,464,000)
Distributions	(316,000)
Other	(72,000)

(1,852,000)

Total assets for estimated receipts in excess of estimated costs during liquidation	$1,956,000

Net Assets in Liquidation
      The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2005:

Shareholders’ equity at June 30, 2005 — going concern basis	$34,922,000
Increase due to estimated net realizable value of operating properties	4,734,000
Increase due to estimated net realizable value of unconsolidated investment	8,559,000
Assets for estimated receipts in excess of estimated costs during liquidation	1,956,000
Decrease due to the write-off of other intangible assets	(2,218,000)

Adjustment to reflect the change to the liquidation basis of accounting	13,031,000

Estimated value of net assets in liquidation at June 30, 2005	$47,953,000

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On April 12, 2005 and June 10, 2005 we listed the University Heights and AmberOaks properties, respectively, for sale. On March 18, 2004, we sold Gateway Mall to an unaffiliated third party. As a result of such listings for sale and sale, we reclassified amounts related to University Heights, AmberOaks and Gateway Mall in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of University Heights, AmberOaks and Gateway Mall have been excluded from our results from continuing operations for all periods presented herein. The financial results for University Heights, AmberOaks and Gateway Mall are presented in our Condensed Consolidated Statements of Operations in a single line item entitled “Income from discontinued operations”.

Revenue Recognition and Allowance for Doubtful Accounts
      Prior to the adoption of the plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. We determined the adequacy of this allowance is determined by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, where applicable and current economic conditions.

Impairment
      Prior to the adoption of the plan of liquidation, our properties were stated at depreciated cost. We assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators which we considered important and which we believed could trigger an impairment review included the following:

•	significant negative industry or economic trend;

•	significant underperformance relative to historical or projected future operating results; and

•	significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. We have not recorded any impairment losses for the six months ended June 30, 2005 and 2004.

Investments in Unconsolidated Real Estate
      Prior to the adoption of the plan of liquidation, we accounted for our investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investment in unconsolidated real estate” on our Condensed Consolidated Balance Sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in the earnings of unconsolidated real estate” on our Condensed Consolidated Statements of Operations.
Qualification as a REIT
      We have been organized and operated, and intend to continue to operate until our liquidation is complete, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a

REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, and numerous requirements established under highly technical and complex Code provisions subject to interpretation.
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
Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided tenants-in-common, or TICs, and membership interests in limited liability companies, or LLCs. We had the following investments in unconsolidated real estate at December 31, 2004:

			Company’s
			Investment
		Percentage	December 31,
Property	Location	Owned	2004

City Center West “A” Building — TIC	Las Vegas, NV	89.1%	$8,004,000
Congress Center — LLC	Chicago, IL	10.3%	3,875,000
Pacific Corporate Park — LLC	Lake Forest, CA	22.8%	1,830,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5%	2,027,000
Reno Trademark Building — TIC	Reno, NV	40.0%	1,154,000
Oakey Building — LLC	Las Vegas, NV	9.8%	585,000
Enclave Parkway — LLC	Houston, TX	3.3%	452,000
County Center Drive — TIC	Temecula, CA	16.0%	432,000
Emerald Plaza — LLC	San Diego, CA	2.7%	913,000

			$19,272,000

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party, for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000 for NNN Pacific Corporate Park, LLC which is reflected in equity in earnings in our condensed consolidated financial statements. A property disposition fee was paid to Realty of $49,000, or 1% of the total sales price, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $244,000, or 5% of the total sales price.
      On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 and recorded a gain of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8%, of the total sales price. In conjunction with the sale, all of our related party notes payable to our Advisor and the 2004 Notes Program were paid in full.

Factors Which May Influence Results of Operations

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
      As of June 30, 2005, our consolidated properties were 80.3% leased to 17 tenants. 1.8% of the leased gross leaseable area, or GLA, expires during the remainder of 2005. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the remaining leases expiring in 2005, we anticipate, but cannot assure, that approximately all of the tenants will renew their leases for another term. At the time the applicable lease expires, or when we are notified by the applicable tenant that their lease will not be renewed, we will either write off or accelerate amortization of all associated intangibles.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act, or SOX, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. We are required to comply with Section 404 of SOX as of December 31, 2006. If we are unable to complete our plan of liquidation by December 31, 2006, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under the plan of liquidation.

Results of Operations
      Operating results are primarily comprised of income derived from our portfolio of properties as follows:

Comparison of the three and six months ended June 30, 2005 and 2004

	Three Months Ended June 30,				Six Months Ended June 30,

				Percent				Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Expenses:
General and administrative	$459,000	$256,000	$203,000	79.30%	$1,013,000	$346,000	$667,000	192.77%

Operating loss	(459,000)	(256,000)	(203,000)	(79.30)	(1,013,000)	(346,000)	(667,000)	(192.77)
Other income (expense):
Other income	38,000	—	38,000	—	52,000	—	52,000	—
Interest (including amortization of deferred financing costs)	(36,000)	(17,000)	(19,000)	(111.76)	(44,000)	(26,000)	(18,000)	69.23
Interest and dividend income	132,000	160,000	(28,000)	(17.50)	233,000	240,000	(7,000)	(2.92)
Gain on sale of marketable securities	110,000	2,000	108,000	5,400.00	126,000	50,000	76,000	152.00
Gain on sale of unconsolidated real estate investments	191,000	—	191,000	—	191,000	—	191,000	—
Equity in earnings of unconsolidated real estate	407,000	368,000	39,000	10.60	787,000	633,000	154,000	24.33

Income from continuing operations	383,000	257,000	126,000	49.03	332,000	551,000	(219,000)	(39.75)
Discontinued operations:
Gain (loss) on sale of real estate dispositions	—	(9,000)	9,000	(100.00)	—	813,000	(813,000)	(100.00)
Income (loss) from discontinued operations	25,000	(282,000)	307,000	(108.87)	(272,000)	(57,000)	(215,000)	(377.19)

Net income (loss)	$408,000	$(34,000)	$442,000	(1,300.00)%	$60,000	$1,307,000	$(1,247,000)	(95.41)%

      General and administrative expenses increased $203,000, or 79.30%, to $459,000 for the three months ended June 30, 2005 when compared to the same period of the prior year and increased $667,000, or 192.77%, to $1,013,000 during six months ended June 30, 2005, when compared to the same period of the prior year. $296,000, or 145.81%, and $443,000, or 66.42%, of the increase during the three and six months ended June 30, 2005, respectively, was attributable to legal and accounting fees, including, but not limited to, fees related to the preparation of the liquidation proxy and other Exchange Act filings, offset by decreases in printing and tax refunds of $80,000, or 39.41%.
      Interest expense increased $19,000, or 111.76%, to $36,000 for the three months ended June 30, 2005 when compared to the same period of the prior year and increased $18,000, or 69.23%, to $44,000 during the six months ended June 30, 2005, when compared to the same period of the prior year. $17,000, or 89.47% and 94.44% of the increase during the three and six months ended June 30, 2005, respectively, was attributable to interest charged on increased borrowings in a margin securities account with the Margin Lending Program at Merrill Lynch.
      Gain on sale of unconsolidated real estate investment was $191,000 for the three and six months ended June 30, 2005 and was due to the gain realized on the April 19, 2005 sale of County Center Drive.
      Equity in earnings of unconsolidated real estate increased by $39,000, or 10.60%, to $407,000, and $154,000, or 24.33%, to $787,000 during the three and six months ended June 30, 2005, respectively, compared to the same periods of the prior year. The increases were primarily due to the decrease in depreciation and amortization expense as Congress Center and City Center West A were listed for sale on February 8, 2005 and March 31, 2005, respectively, and in accordance with SFAS 144, we did not record depreciation after they were listed for sale.
      Income (loss) from continuing operations was $383,000, or $0.08 per basic and diluted share, and $332,000, or $0.07 per basic and diluted share, for the three and six months ended June 30, 2005, respectively, compared to income of $257,000, or $.0.05 per basic diluted share, and $551,000, or $0.12 per basic and diluted share, for the three and six months ended June 30, 2004.
      Income from discontinued operations for the three and six months ended June 30, 2005, and 2004 represents the net operating results of two consolidated properties listed for sale during the six months ended June 30, 2005 and one consolidated property that was sold during the six months ended June 30, 2004. Gain (loss) on sale of real estate dispositions was $813,000 for the six months ended June 30, 2004 and was due to the sale of Gateway Mall on March 18, 2004.
      As a result of the above, net income for the three and six months ended June 30, 2005, respectively, were $408,000, or $0.09 per basic and diluted share, and $60,000, or $0.01 per basic and diluted share, compared with net income (loss) of $(34,000), or $(0.01) per basic and diluted share, and $1,307,000, or $0.28 per basic and diluted share, for the three and six months ended June 30, 2004, respectively.

Operating Properties
      Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs was charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of the plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the three and six months ended June 30, 2005 and 2004.
Liquidity and Capital Resources
      At June 30, 2005, our total assets and net assets in liquidation on a liquidation basis were $65,553,000 and $47,953,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity
      Prior to adoption of the plan of liquidation, our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures was net cash from operations. Our primary sources of liquidity for temporary working capital and unanticipated cash needs was our credit facility of $1,000,000. As of December 31, 2004, our total debt as a percentage of total capitalization was 34.4%.
      We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance some properties and/or request extensions of the terms of existing financing agreements.
      The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2006.

Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we permanently suspended regular monthly distributions. Future liquidating distributions will be determined at the discretion of our board of directors. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2005. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We also estimate that we will have $1,852,000 of commitments and expenditures during the liquidation period comprised of the following: $1,464,000 of liquidation costs; $316,000 of distributions, and various other expenses of $72,000. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
      A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and the line of credit could become unavailable to us or the interest charged on the line of credit could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.
      ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, in which we own a 75% interest, did not renew their lease which expired on February 28, 2005. ACS occupied 44,000 square feet, or 21.3%, of the 207,000 gross leaseable area, or GLA, at AmberOaks. The tenant exercised its hold-over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we amortized $312,000 related to the intangible assets associated with ACS.
      Liquidating distributions will be determined by our board of directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant. To the extent any distributions are made to our shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to shareholders for Federal income tax purposes.
      The stated range of shareholder distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for the following reasons: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net assets could be higher; and (iii) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant.
Capital Resources

Financing
      Notes and contracts payable as a percentage of total capitalization was 34.4% at December 31, 2004.
      We have restricted cash balances of $1,381,000 as of June 30, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The credit facility had a one-year term with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The credit facility is subject to a fee of 1% to be paid one-third on each of the execution date of the credit facility, the first anniversary and the second anniversary. As of June 30, 2005, we had no outstanding amounts under the line of credit.
      We currently have no principal debt repayments until February 2006; however, we continue to pay monthly interest payments on such debt. As there is no maturing debt coming due through the end of 2005, we believe that our net cash provided by operating activities, availability under the line of credit, proceeds from other financing sources that are expected to be available and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $217,498,000 and $221,567,000 as of June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $29,098,000 and $29,947,000 at June 30, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $4,069,000 in the mortgage debt was primarily due to the sale of the 25351 Commerce Centre Drive building in the Pacific Corporate Park complex of which the borrowers used all proceeds from the sale to pay down the debt at the two remaining properties and the sale of County Center Drive and subsequent payoff of related debt.

      Total mortgage debt and our portion of our unconsolidated properties is as follows:

		Mortgage Debt		Mortgage Debt
		Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	June 30,	Portion of	December 31,	Portion of
Property	Percentage	2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,472,000	$1,789,000	$4,504,000	$1,802,000
City Center West “A” Building — TIC	89.1%	12,587,000	11,218,000	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,755,000	2,791,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	1,505,000	343,000	5,474,000	1,246,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,179,000	755,000	23,310,000	759,000
Oakey Building — LLC	9.8%	4,000,000	390,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$217,498,000	$29,098,000	$221,567,000	$29,947,000

      On March 31, 2005, we extended the term of the mortgage on the Oakey Building until October 1, 2005 for a fee of $40,000 and the terms thereof were also modified. The terms under the amendment call for a monthly payment of $27,000 at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle Bank National Association, or LaSalle, by our Advisor for the purpose of refinancing the existing loan with a balance of $4,000,000 and providing a construction and tenant improvement financing loan and for operating requirements on the property in the amounts of $5,500,000 and $700,000, respectively. The loan terms provide for an option of LaSalle’s prime rate or up to six months LIBOR plus 2.0% per annum.
      As of June 30, 2005, the Emerald Plaza, San Diego property, of which we own a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the balance on the mortgage was $68,500,000 and was secured by real property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10% of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a bank lockbox whereby all funds received from the property are deposited in the lockbox controlled by the lender. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, our chairman of the board of directors, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, a subsidiary of our Advisor. As of June 30, 2005, the following notes were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at June 30, 2005. The notes bear different interest rates as noted below and are due one year from origination.

	Amount of	T REIT, Inc.’s	Interest Rate
Property/Issue Date	Loan	Portion	(Per Annum)

Pacific Corporate Park*:
12/06/04	$80,000	$18,000	8%
02/03/05	130,000	30,000	8
02/11/05	263,000	60,000	8
03/18/05	20,000	5,000	8
03/21/05	731,000	167,000	8
04/08/05	80,000	18,000	8
Emerald Plaza:
02/07/05	232,000	6,000	8
03/04/05	232,000	6,000	8
04/06/05	279,000	8,000	8
County Center Drive:
02/07/05	2,000	—	8

Total	$2,049,000	$318,000

      *The Pacific Corporate Park notes were all repaid on July 20, 2005.

Triple Net Properties, LLC
      County Center Drive had $121,000 outstanding due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and is due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.

NNN 2004 Notes Program, LLC
      The 2004 Notes Program has made loans from time to time to certain of our properties. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1.0% prepayment penalty or 20.0% of the profits upon the sale of the property prorated for the amount of time the loan was outstanding. As of June 30, 2005 and December 31, 2004, loans from the 2004 Notes Program to Congress Center and County Center Drive have been repaid. We did not incur or pay amounts to 2004 Notes Program upon the sale of County Center Drive. We cannot at this time reasonably estimate the additional amounts due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, our company is required to make distributions to its shareholders of at least 90% of REIT taxable income. Prior to the adoption of the plan of liquidation, in the event that there was a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we could seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We will also pay liquidating distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

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

Contractual Obligations
      The following table provides information with respect to the maturities, scheduled principal payments of secured debt and line of credit as well as scheduled interest payments of our fixed rate debt at June 30, 2005 (liquidation basis). The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$33,000	$141,000	$4,078,000	$—	$4,252,000
Interest payments — fixed rate debt	113,000	442,000	18,000	—	573,000
Principal payments — variable rate debt	—	11,250,000	—	—	11,250,000
Interest payments — variable rate debt (rate as of June 30, 2005)	544,000	856,000	—	—	1,400,000

Total	$690,000	$12,689,000	$4,096,000	$—	$17,475,000

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Commitments and Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect our company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.
Subsequent Events
      On July 20, 2005, the property located at 25391 Commerce Centre Drive, Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $674,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price.
      On July 27, 2005, our board of directors approved a special liquidating distribution of $18,000,000 to our shareholders of record as of July 27, 2005, contingent upon the close of the City Center West “A” sale, pursuant to the terms of the plan of liquidation. The distribution was paid on August 3, 2005. In accordance with the terms of the plan of liquidation, regular monthly shareholder distributions were permanently suspended effective August 1, 2005. Future liquidating shareholder distributions will be determined at the discretion of our board of directors.
      On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received cash proceeds of $13,277,000. A property disposition fee of $935,000, or 3.0% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $514,000, or 1.7% of the total sales price.
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
      Our FFO reporting complies with NAREIT’s policy described above.
      Following is the calculation of FFO for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,

	2005	2004

Net income	$60,000	$1,307,000
Add:
Depreciation and amortization — discontinued operations	1,026,000	706,000
Depreciation and amortization — unconsolidated real estate operating properties	430,000	463,000
Less:
Gain/(loss) on sale of property	—	(813,000)

Funds from operations	$1,516,000	$1,663,000

Weighted average common shares outstanding — basic and diluted	4,605,000	4,644,000

Gain on sale of investments included in net income and FFO	$317,000	$50,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$33,000	$69,000	$72,000	$4,078,000	$—	$—	$4,252,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	—	—	5.25%
Variable rate debt	—	$126,000	$11,124,000	$—	$—	$—	$11,250,000
Average interest rate on maturing debt	7.25%	7.25%	7.25%	—	—	—	7.25%
      The weighted-average interest rate of mortgage and other debt as of June 30, 2005 was approximately 6.81% per annum. At June 30, 2005, our mortgage and other debt consisted of $4,252,000 or 27% of the total debt at a fixed interest rate of 5.25% per annum and $11,250,000 or 73% of the total debt at a weighted average variable interest rate of 7.25% per annum. An increase in the variable interest rate on certain mortgages and other debt constitutes a market risk. As of June 30, 2005, for example, a 0.5% increase in LIBOR would have increased the overall annual interest expense by approximately $56,000 or less than 5.2%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In connection with the Deloitte & Touche LLP, or Deloitte, our independent registered public accounting firm, audit of our consolidated financial statements for the year ended December 31, 2004, Deloitte notified our management and audit committee of the existence of reportable conditions which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte related to, among other things, our need to formalize policies and procedures (including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts, and management information systems,) and our need to perform and review certain account and expense reconciliations in a timely and accurate manner. Deloitte advised our management and audit committee that the reportable condition identified by us during our quarterly review process for the period ended September 30, 2004, constituted, in Deloitte’s judgment, a material weakness in our internal controls.
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
      We believe these weaknesses were compensated during the reporting period through increased substantive testing of transactions by our internal audit staff, along with compensating analytics of all income statement and balance sheet periods presented to ensure that there were no material misstatements for the periods presented.
      On September 7, 2004, we employed a new chief financial officer with considerable experience in public company financial reporting, GAAP and REIT compliance and added the position of chief accounting officer. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation above, after taking into account the above information, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC rules and forms.
      (b) Changes in internal control over financial reporting. During the six months ended June 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we bifurcated the accounting department and assigned employees responsibility by public reporting entity; we continued the design process for design and implementation of our policies and procedures; we implemented a balance sheet certification process; we met with the disclosure committee composed of management representatives from each department within the company and instituted a sign-off process for various items; and we designed an internal audit process and tested the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Commitments and Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

Litigation
      On February 11, 2004, Clearview Properties filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. The maximum potential exposure to us is uncertain as Clearview has failed to specifically allege a monetary amount of loss as the result of our alleged involvement. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. Clearview Properties has indicated that is intends to appeal the Court’s grant of our second amended motion for summary judgment.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration during the first six months of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and our ability to pay liquidating distributions to our shareholders.
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
      On July 27, 2005, we held our 2005 Annual Meeting of Shareholders. We received proxies representing 60.77% of our 4,605,188 shares of common stock outstanding as of June 13, 2005, the record date. The number of votes for, against, abstaining, and withheld were as follows:

	For	Against	Abstain	Withheld

Approval of the sale of all of our assets	2,680,562	53,785	65,328	—
Approval of our dissolution	2,679,662	53,785	66,228	—
Anthony W. Thompson — election as director	2,750,544	49,131	—	—
W. Brand Inlow — election as director	2,753,344	46,331	—	—
D. Fleet Wallace — election as director	2,752,844	46,831	—	—
Ratification of Deloitte and Touch LLP as our independent registered public accounting firm for 2005	2,708,968	18,790	71,916	—
Adjourn the meeting for more votes	2,672,426	52,594	74,654	—

Item 5.	Other Information
      None.

Item 6.	Exhibits
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
Date: August 22, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Our Articles of Incorporation (included as Exhibit 3.1 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.2	Form of our Amended and Restated Articles of Incorporation (included as Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.3	Form of our By-Laws (included as Exhibit 3.3 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

3.4	Form of our Amended By-Laws (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)

4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.2	Dividend Reinvestment Program (included as Exhibit C to our Prospectus filed as part of our Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference)

10.5	Advisory Agreement between us and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by this reference)

10.6	Purchase and Sale Agreement, dated June 5, 2000, by and between Robert C. Parker and Carolyn De La Fuente Parker and Triple Net Properties, LLC (included as Exhibit 10.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2000 and incorporated herein by this reference)

10.7	Purchase and Sale Agreement, dated October 25, 2000, by and between CMF Capital Company LLC and T REIT, L.P. (included as Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 13, 2000 and incorporated herein by this reference)

10.8	Purchase and Sale Agreement, dated October 26, 2000, by and between CMF Capital Company LLC and T REIT L.P. (included as exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 20, 2000 and incorporated herein by this reference)

10.9	Purchase and Sale Agreement, dated August 24, 2000, as amended, by and between Drummer Boy Holdings, LLC and Triple Net Properties, LLC (included as Exhibit 10.9 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference)

10.10	First Amendment to Advisory Agreement between us and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to our company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by this reference).

10.11	Purchase and Sale Agreement, dated April 16, 2001, by and between Kilroy Realty, L.P. and Triple Net Properties LLC (included as Exhibit 10.11 to Post Effective Amendment No. 3 to our Registration Statement on Form S-11 filed on October 19, 2001 (File No. 333-772229) and incorporated herein by reference).

10.12	Purchase and Sale Agreement dated October 30, 2001, by and between Triple Net Properties, LLC and City Center West Development, LLC (included as Exhibit 10.1 to Form 8-K/ A filed by us on May 14, 2003 and incorporated herein by reference).

10.13	Purchase and Sale Agreement dated November 9, 2001, by and between Triple Net Properties, LLC and United States Fidelity and Guaranty Company (included as Exhibit 10.1 to Form 8-K/ A filed by us on May 14, 2003 and incorporated herein by reference).

10.14	Amended and Restated Real Estate Purchase and Sale Agreement dated as of July 24, 2002 by and between Transwestern Heights, L.P. as seller and Triple Net Properties, LLC, as assigned to T REIT — University Heights, LP, a Texas limited partnership (included as Exhibit 10.14 to the Form 8-K filed by us on September 5, 2002 and incorporated herein by reference).

10.15	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC, and W REIT — Congress Center, LLC (included as Exhibit 10.14 to the Form 8-K filed by us on January 24, 2003 and incorporated herein by reference).

10.16	Operating Agreement of NNN Congress Center Member, LLC dated January 1, 2003 (included as Exhibit 10.15 to the Form 8-K filed by us on January 24, 2003 and incorporated herein by reference).

10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 14, 2003 by and between T REIT — Thousand Oaks, LP and Weingarten Realty Investors (included as Exhibit 10.01 to the Form 8-K filed by us on August 26, 2003 and incorporated herein by reference).

10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 15, 2003 by and between T REIT — Pahrump, LLC and Pacific Home Equities, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 9, 2003 and incorporated herein by reference).

10.19	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.20	First Amendment and Restatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 15, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.01 to the Form 8-K filed by us on March 29, 2004 and incorporated herein by reference).

10.22	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by us on March 29, 2004 and incorporated herein by reference).

10.23	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 15, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC and NNN City Center West A4, LLC and Pacifica Real Estate Group, LLC (included as Exhibit 99 to the Form 8-K filed by us on July 20, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.