Form 10-Q
period 2005-09-30
T REIT INC
filed 2005-11-14
CIK 1077241

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 14, 2005 there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC
FORWARD-LOOKING STATEMENTS
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying September 30, 2005 and 2004 interim financial statements of T REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission, or the SEC.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
As of September 30, 2005 (Liquidation Basis) (Unaudited)

September 30,
2005

ASSETS
Real estate investments:
Real estate held for sale	$24,022,000
Investments in unconsolidated real estate	13,171,000

37,193,000
Cash and cash equivalents	1,950,000
Restricted cash	1,458,000
Investment in marketable securities	3,072,000
Accounts receivable, net	46,000
Accounts receivable from related parties	299,000
Notes receivable	2,765,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,021,000

Total assets	47,804,000

LIABILITIES
Mortgages payable secured by properties held for sale and other debt	16,952,000
Accounts payable and accrued liabilities	556,000
Accounts payable to related parties	2,000
Security deposits and prepaid rent	314,000

Total liabilities	17,824,000

Net assets in liquidation	$29,980,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004 (Unaudited)

December 31,
2004

ASSETS
Real estate investments:
Properties held for sale, net	$23,874,000
Investments in unconsolidated real estate	19,272,000

43,146,000
Cash and cash equivalents	7,229,000
Restricted cash	1,691,000
Investment in marketable securities	491,000
Accounts receivable, net	125,000
Accounts receivable from related parties	514,000
Other assets — properties held for sale, net	3,822,000
Other assets	236,000
Notes receivable	3,299,000

Total assets	$60,553,000

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Mortgages payable secured by properties held for sale	$19,285,000
Accounts payable and accrued liabilities	1,904,000
Accounts payable due to related parties	49,000
Distributions payable	327,000
Security deposits and prepaid rent	253,000

21,818,000
Minority interests — property held for sale	1,916,000
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued; 4,605,000 shares outstanding	47,000
Additional paid-in capital	41,533,000
Treasury stock, 107,000 shares	(979,000)
Distributions in excess of earnings	(3,792,000)
Accumulated other comprehensive income	10,000

Total shareholders’ equity	36,819,000

Total liabilities, minority interests and shareholders’ equity	$60,553,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended September 30, 2005 (Unaudited)

Three Months
Ended
September 30,
2005

Net assets in liquidation, beginning of period	$47,953,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(713,000)
Distributions received from unconsolidated properties	(275,000)
Payments of liquidation costs and other amounts	475,000
Change in estimated receipts in excess of estimated costs during liquidation	(422,000)

Change to asset for estimated receipts in excess of estimated costs during liquidation	(935,000)

Change in fair value of assets and liabilities:
Distributions to shareholders	(17,995,000)
Change in fair value of marketable securities	(67,000)
Change in fair value of real estate investments	511,000
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	513,000

Net decrease in fair value	(17,038,000)

Change in net assets in liquidation	(17,973,000)

Net assets in liquidation, end of period	$29,980,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Six Months Ended June 30, 2005 and the Three and
Nine Months Ended September 30, 2004 (Unaudited)

	Three Months		Nine Months
	Ended	Six Months	Ended
	September 30,	Ended	September 30,
	2004	June 30, 2005	2004

Expenses:
General and administrative	$434,000	$1,013,000	$779,000

Operating loss	(434,000)	(1,013,000)	(779,000)
Other income (expense):
Other income	56,000	52,000	56,000
Interest (including amortization of deferred financing costs)	(9,000)	(44,000)	(35,000)
Interest and dividend income	83,000	233,000	323,000
Gain on sale of marketable securities	82,000	126,000	132,000
Gain on sale of unconsolidated real estate investments	—	191,000	—
Equity in earnings of unconsolidated real estate	50,000	787,000	683,000

Income (loss) from continuing operations	(172,000)	332,000	380,000
Discontinued operations:
Gain on sale on real estate	821,000	—	1,634,000
Income (loss) from discontinued operations	444,000	(272,000)	387,000

Net income	$1,093,000	$60,000	$2,401,000

Comprehensive income:
Net income	$1,093,000	$60,000	$2,401,000
Unrealized loss on marketable securities	(25,000)	(24,000)	(34,000)

Comprehensive income	$1,068,000	$36,000	$2,367,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.03)	$0.07	$0.08
Discontinued operations — basic and diluted	0.27	(0.06)	0.44

Total net income per common share — basic and diluted	$0.24	$0.01	$0.52

Weighted average shares of common stock outstanding — basic and diluted	4,620,000	4,605,000	4,636,000

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

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Six Months Ended June 30, 2005 and the Nine Months Ended September 30, 2004 (Unaudited)

	Six Months	Nine Months
	Ended	Ended
	June 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,000	$2,401,000
Adjustments to reconcile net income to net cash provided by operating activities Distributions received in excess of equity in earnings of unconsolidated real estate	706,000	661,000
Gain on sale of real estate investments	—	(1,634,000)
Gain on sale of investment in unconsolidated real estate	(191,000)	—
Gain on sale of marketable securities	(126,000)	(132,000)
Depreciation and amortization — continuing and discontinued operations	1,237,000	1,738,000
Stock based compensation expense	64,000	236,000
Minority interests	(124,000)	(125,000)
Change in operating assets and liabilities:
Accounts receivable	(83,000)	(7,000)
Accounts receivable/payable from/to related parties	(617,000)	99,000
Other assets	188,000	446,000
Accounts payable and accrued liabilities	(440,000)	(84,000)
Security deposits and prepaid rent	209,000	117,000

Net cash provided by operating activities	883,000	3,716,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,101,000)	(6,235,000)
Proceeds from sale of marketable securities	4,909,000	5,734,000
Purchase of real estate operating properties	—	(6,462,000)
Purchase of investments in unconsolidated real estate	—	(1,125,000)
Restricted cash	310,000	(97,000)
Capital expenditures	(3,000)	(1,666,000)
Proceeds from disposition of properties	—	3,239,000
Proceeds from sale of unconsolidated real estate	603,000	—
Collections of notes receivable	531,000	6,511,000
Real estate deposits applied to purchases	—	11,000

Net cash provided by (used in) investing activities	249,000	(90,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(33,000)	(4,949,000)
Borrowings on line of credit	—	710,000
Repayment on line of credit	—	(1,255,000)
Distributions paid to shareholders	(1,910,000)	(2,858,000)
Distributions to minority shareholders	(91,000)	(430,000)
Repurchase of shares	(87,000)	(304,000)

Net cash used in financing activities	(2,121,000)	(9,086,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989,000)	(5,460,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000	12,189,000

CASH AND CASH EQUIVALENTS — end of period	$6,240,000	$6,729,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$638,000	$825,000

Income taxes	$3,000	$13,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note receivable due to sale of property	$—	$9,228,000

NONCASH INVESTING ACTIVITIES
Liabilities incurred acquisitions/dispositions	$—	$18,021,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

1.	Organization and Description of Business
      T REIT Inc. was formed in December 1998 in the Commonwealth of Virginia and operates as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. As of September 30, 2005, we owned two consolidated properties and interests in seven unconsolidated properties. All of our properties are either office or office/ industrial properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and is renewable every anniversary thereof for a one-year term. Our Advisor continues to manage us month-to-month pursuant to the terms of the Advisory Agreement and, in view of the approval of the plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

2.	Plan of Liquidation
      On June 3, 2005, our board of directors approved a plan of liquidation which was approved by our shareholders at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2006. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

3.	Summary of Significant Accounting Policies

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005, and for all periods subsequent to June 30, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing the plan of liquidation, have been adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, have been offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
      The change in the net assets in liquidation of $17,973,000 for the three months ended September 30, 2005, was primarily due to the distributions to shareholders, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets.

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of the plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments was included in consolidated net income.
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of the plan of liquidation, we reclassified amounts related to the operating properties in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations. The financial results for the operating properties are presented in our condensed consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale” and “Minority interests — property held for sale.”

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K, as amended, as filed with the SEC and our definitive proxy statement filed with the SEC on June 15, 2005.

Property Held for Sale
      Prior to the adoption of the plan on liquidation, in accordance with SFAS No. 144, at such time as a property was held for sale, such property was carried at the lower of its carrying amount or fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

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

Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of the plan on liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s applicable financial condition, security deposits, letters of credit,

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
lease guarantees where applicable and current economic conditions and other relevant factors. We had established an allowance for uncollectible accounts of $58,000 at December 31, 2004, to reduce receivables to our estimate of the amount recoverable. In accordance with the plan of liquidation, at September 30, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

Investment in Marketable Securities
      Prior to the adoption of the plan of liquidation, marketable securities were carried at fair value and consisted of investments in marketable equity securities. We classified our marketable securities portfolio as available-for-sale. Our portfolio was continually monitored for differences between the cost and estimated fair value of each security. If we believed that a decline in the value of an equity security was temporary in nature, we recorded the change in comprehensive income (loss) in shareholders’ equity. If the decline was believed to be other than temporary, the equity security was written down to the fair value and a realized loss was recorded on our statement of operations. There were no realized losses recorded by us due to the write down in fair value for the six months ended June 30, 2005 or for the year ended December 31, 2004. Our assessment of a decline in value includes, among other things, current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.
      As of June 30, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, the marketable securities have been continually marked to fair value, less estimated costs to sell with a corresponding change to our net assets in liquidation.

Minority Interests
      Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, at December 31, 2004, amounted to a 25% interest in one of our consolidated properties. In accordance with the adoption of the plan of liquidation on June 30, 2005, we applied the minority liability of $1,908,000 against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

Operating Properties
      Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs were charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation was removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of the plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We recognized an impairment loss to the extent the carrying amount exceeded the

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
fair value of the property. We did not record any impairment losses for the six months ended June 30, 2005 or the three and nine months ended September 30, 2004.
      As of June 30, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Deferred Assets
      Prior to the adoption of the plan of liquidation, costs incurred for debt financing and property leasing were capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs were amortized over the term of the related loan. Amortization of deferred financing costs was included in interest expense in our condensed consolidated statements of operations. Deferred leasing costs included leasing commissions that were amortized using the straight-line method over the term of the related lease. In accordance with the adoption of the plan of liquidation, deferred financing costs and deferred leasing costs were adjusted to their net realizable value.

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

Revenue Recognition
      Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the a contractual basis under the liquidation basis of accounting.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
      As of September 30, 2005, we had investments in four properties located in Texas, two properties located in California, two properties located in Nevada and one property located in Illinois. Accordingly, we have a geographic concentration of risk subject to fluctuations in each state’s economy.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      For the nine months ended September 30, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

Netsolve, Inc.	$1,112,000	41.1%	AmberOaks	78,000	April 2007
Newell Rubbermaid	$493,000	18.2%	AmberOaks	51,000	April 2008
General Services Administration	$327,000	12.1%	University Heights	21,000	Nov. 2015

*	Annualized rental income based on contractual base rent set forth in leases in effect at September 30, 2005.

Income Taxes
      We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income for the year, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2005 and 2004 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

Comprehensive Income
      Prior to the adoption of the plan of liquidation, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income included certain changes in equity that are excluded from net income. At December 31, 2004 our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Per Share Data
      Prior to the adoption of the plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were stock warrants and stock options. As of September 30, 2005 and 2004, there were 0 and 101,000 stock warrants and 0 and 425,000 options, respectively, which were accounted for under the treasury stock method. Upon approval of the plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. All stock warrants expired in February 2005. These options and warrants did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      Net income (loss) per share is calculated as follows:

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2004	2005	2004

Income (loss) from continuing operations	$(172,000)	$332,000	$380,000
Income (loss) from discontinued operations	1,265,00	(272,000)	2,021,000

Net income	$1,093,000	$60,000	$2,401,000

Net income (loss) per share:
Continuing operations — basic and diluted	$(0.03)	$0.07	$0.08
Discontinued operations — basic and diluted	0.27	(0.06)	0.44

Total net income per share — basic and diluted	$0.24	$0.01	$0.52

Weighted average number of shares outstanding — basic and diluted	4,620,000	4,605,000	4,636,000

Use of Estimates
      The preparation of our financial statements in conformity with GAAP and liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions from those estimates.

Stock Options
      Prior to the adoption of the plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
adopt the expense recognition provisions of SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 20,	September, 30
	2004	2005	2004

Reported net income	$1,093,000	$60,000	$2,401,000
Add: Stock based employee compensation expense included in reported net income	236,000	64,000	236,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(280,000)	(83,000)	(344,000)

Pro forma net income	$1,049,000	$41,000	$2,293,000

Reported net income per share — basic and diluted	$0.24	$0.01	$0.52

Pro forma net income per share — basic and diluted	$0.23	$0.01	$0.49

      There were 0 and 320,000 options granted during the nine months ended September 30, 2005 and 2004, respectively. Upon approval of the plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. The pro forma amounts were determined by estimating the fair value of each option, using the Black-Scholes option-pricing model, assuming an 8.25% dividend yield, a 4.22% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.2 years and an expected volatility rate of 10%.

Segments
      We internally evaluate all properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our condensed consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. We believe the adoption of the provisions of EITF 04-05 will not have a material impact on our condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this statement will not have a material effect to our net assets in liquidation.

4.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.
      The change in the asset for estimated receipts in excess of estimated costs during liquidation as of September 30, 2005 is as follows:

	June 30,	Cash Payments	Change in	September 30,
	2005	and (Receipts)	Estimates	2005
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,808,000	$(988,000)	$(243,000)	$2,577,000
Liabilities:
Liquidation costs	(1,464,000)	154,000	77,000	(1,233,000)
Distributions	(316,000)	316,000	—	—
Other	(72,000)	5,000	(256,000)	(323,000)

	(1,852,000)	475,000	(179,000)	(1,556,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,956,000	$(513,000)	$(422,000)	$1,021,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

5.	Net Assets in Liquidation
      The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2005 (the beginning net assets in liquidation):

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

      The net assets in liquidation at September 30, 2005 plus the liquidating distributions to date of $17,995,000 would result in liquidation distributions per share of approximately $10.42. These estimates for liquidation distribution per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of September 30, 2005 and December 31, 2004, all of our consolidated properties are considered held for sale.

Investments in Unconsolidated Real Estate
      Prior to the adoption of the plan on liquidation, investments in unconsolidated real estate consisted of our investments in undivided TIC interests and membership interests in limited liability companies, or LLCs, that own a TIC interest in a property, were accounted for under the equity method. We had the following investments in unconsolidated properties at December 31, 2004:

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

			$19,272,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

As of
December 31,
2004

Assets (primarily real estate)	$349,806,000

Mortgages notes payable and other debt	$224,756,000
Other liabilities	10,179,000
Equity	114,871,000

Total liabilities and equity	$349,806,000

Our share of equity	$19,272,000

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2004	2005	2004

Revenues	$11,806,000	$22,380,000	$28,924,000
Rental and other expenses	12,950,000	19,817,000	27,237,000

Net income (loss)	$(1,144,000)	$2,563,000	$1,687,000

Our equity in earnings	$50,000	$787,000	$683,000

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000 to NNN Pacific Corporate Park, LLC, or PCP LLC, which is reflected in equity in earnings in our condensed consolidated financial statements. A property disposition fee of $49,000, or 1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement, and sales commissions of $244,000, or 5% of the total sales price, were paid to unaffiliated brokers.
      On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 after closing and other transactional expenses and recorded a gain on sale of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8% of the total sales price. In conjunction with the sale, all related party notes payable due to our Advisor were paid in full.
      On July 20, 2005, the 25391 Commerce Centre Drive, property located in Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the property was increased to its estimated fair value less costs to sell, therefore there was no increase or decrease to our net assets in liquidation.
      On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received sales proceeds of $13,379,000 after closing costs and other transactional expenses. In connection with the sale of the property, a note payable secured by this property was repaid with an outstanding balance of $12,359,000. A property disposition fee was paid to Realty of $935,000, or 3.0% of the total sales price, of which 75% was passed through to our Advisor, pursuant to the Realty-Triple Net Agreement. Sales commissions were paid to unaffiliated brokers of $514,000 or 1.7% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of this sale, our net assets in liquidation were increased by $47,000.

Properties Under Contract to Sell
      On August 19, 2005, we entered into an agreement to sell the Reno Trademark property, located in Reno, Nevada, of which we own a 40% interest, to an unaffiliated third party for a total sales price of $10,950,000. The sale, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2005. A disposition fee of $165,000, or 1.5% of the total sales price, will be paid to Realty upon the sale of the property, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Sales commissions of $469,000, or 4.3% of the total sales price will be paid to unaffiliated brokers.

7.	Marketable Equity Securities
      Historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004
Equity securities	$481,000	$10,000	$—	$491,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $126,000 for the six months ended June 30, 2005, and $82,000 and $132,000 for the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2005, we have decreased our net assets in liquidation by $67,000 as a result of changes in the fair value of equity securities. At September 30, 2005, the fair value of marketable securities was $3,072,000.

8.	Notes Receivable
      On July 9, 2004, we received a promissory note for $2,200,000 from the sale of Gateway Mall. The note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually based on the combination of the interest paid on this note and the buyer’s first mortgage. The interest rate on the $2,200,000 note at September 30, 2005 and December 31, 2004 was 8.6% per annum. The note is interest-only, paid monthly, with the balance,

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
including all unpaid interest, due and payable on August 1, 2006. In accordance with the liquidation basis of accounting, the note is carried at fair value as of September 30, 2005.
      On September 3, 2004, we received a promissory note for $528,000 from the sale of the unimproved land at Gateway Mall. The note was secured by a pledge agreement, bore interest at 4.0% per annum, was interest-only paid monthly, with the balance, including all unpaid interest, due and payable on March 7, 2005. On March 7, 2005, we received the full payment of the note receivable.
      We hold a promissory note as lender with a balance of $565,000 and $571,000 at September 30, 2005 and December 31, 2004, respectively, secured by a first deed of trust on the Christie Street property that bears interest at 8.5% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued, unpaid interest and principal is due and payable in December 2006. In accordance with the liquidation basis of accounting, the note is carried at fair value as of September 30, 2005.

9.	Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The line of credit had a term of one year with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The line of credit is subject to a fee of 1% to be paid one-third on the date of origination, the first anniversary and the second anniversary thereof. As of September 30, 2005 and December 31, 2004, we had no outstanding amounts under the line of credit. Due to the implementation of the plan of liquidation, we did not renew this line of credit at September 30, 2005.

10.	Mortgages Payable and Other Debt
      Mortgages payable and other debt consisted of the following at September 30, 2005 (liquidation basis) and December 31, 2004:

	September 30,	December 31,
	2005	2004

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. At September 30, 2005 and December 31, 2004 the interest rate was 5.25%. Equal principal and interest payments of $24,000 are payable monthly until repaid in full	$4,231,000	$4,285,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.5% per annum. The interest rate at September 30, 2005 and December 31, 2004 was 7.75% and 5.75% per annum, respectively	15,000,000	15,000,000

Total mortgages payable	19,231,000	19,285,000
Other debt	1,471,000	—

Total mortgages payable and other debt	20,702,000	$19,285,000

Less minority interest share of mortgages payable and other debt	3,750,000

Mortgages payable and other debt (liquidation basis)	$16,952,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      At September 30, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the Statement of Net Assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the nine months ended September 30, 2005, we borrowed $3,036,000 and repaid $1,565,000. At September 30, 2005, we had a margin liability of $1,471,000 and at December 31, 2004, we had no margin liabilities outstanding.

11.	Shareholders’ Equity

Share Repurchase Program
      Effective May 24, 2001, we adopted a share repurchase plan, or the Repurchase Plan, which provided our eligible shareholders with limited liquidity by enabling them to request the repurchase of their shares of common stock by us, subject to various limitations. Repurchases were made at the sole discretion of our board of directors. To be eligible to request a repurchase, a shareholder must request repurchase of at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.
      The price paid by us per repurchased share of common stock varied in accordance with the terms of the Repurchase Plan. Repurchases, if any, were effected by us on or about the last day of each calendar quarter. We repurchased 10,000 shares of common stock during the nine months ended September 30, 2005 for $87,000. In accordance with the approval of the plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

Stock Option Plans
      In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.
      A summary of outstanding options exercisable under the Plans, at September 30, 2005, is presented below:

	Number of	Exercise	Weighted Average
Options Outstanding at	Shares	Price	Exercise Price

December 31, 2004 (155,000 options exercisable)	425,000	$9.05	$9.05
Granted	—	—	—
Cancelled	(425,000)	(9.05)	(9.05)

September 30, 2005 (0 options exercisable)	—	$—	$—

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      In accordance with the adoption of the plan of liquidation by shareholders on July 27, 2005, all outstanding options were forfeited and the Plans were terminated.

12.	Related Party Transactions

Advisory Agreement
      The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of the plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined in the Advisory Agreement, or 25% of net income for the previous four quarters. As of September 30, 2005 and 2004, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided to us during the three and nine months ended September 30, 2005 and 2004.
      Our Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in us. Upon the adoption of the plan of liquidation, this fee was permanently waived by our Advisor. There were no asset management fees incurred or paid to our Advisor during the nine months period ended September 30, 2005 and 2004.

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenue from the properties. For the three and nine months ended September 30, 2005, we incurred property management fees to Realty of $45,000 and $205,000, respectively, and $82,000 and $226,000 for the three and nine months ended September 30, 2004, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions
      Realty received no real estate sales commissions during the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004 we paid Realty $44,000 and $383,000 for real estate sales commissions, respectively, of which 75% were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fee
      We paid Realty $1,025,000 and $1,232,000 for real estate disposition fees in connection with our real estate disposition for the three and nine months ended September 30, 2005, respectively, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three and nine months ended September 30, 2004.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our shareholders have received an 8% annual return on their invested capital. Upon approval of the plan of liquidation by our shareholders, the Board of Managers permanently waived any distributions that our Advisor may have become entitled to receive in connection with its incentive performance units. No incentive distributions were made to our Advisor for the nine months ended September 30, 2005 and 2004.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Advisor.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of September 30, 2005, the following notes payable were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at September 30, 2005. The notes bear interest at 8% per annum and are due one year from their respective origination date:

	Amount	T REIT, Inc.’s
Property/Issue Date	of Loan	Portion

Emerald Plaza:
02/07/05	$232,000	$6,000
03/04/05	232,000	6,000
04/06/05	279,000	8,000

Total	$743,000	$20,000

      These notes plus all accrued interest were paid in full on November 10, 2005.

Triple Net Properties, LLC
      County Center Drive had $0 and $121,000 due to our Advisor as of September 30, 2005 and December 31, 2004, respectively. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.

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

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $205,776,000 and $224,547,000 as of September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $17,829,000 and $30,424,000 at September 30, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $18,771,000 in the mortgage debt was primarily due to the sale of one of the buildings in the Pacific Corporate Park complex of which the borrowers used all proceeds from the sale to pay down the debt at the two remaining buildings in that complex, the sale of County Center Drive and subsequent pay-off of related debt, and the sale of the City Center West “A” and the subsequent pay-off of related debt.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	September 30,	Portion	December 31,	Portion
Property	Percentage	2005	of Debt	2004	of Debt

Reno Trademark Building — TIC	40.0%	$4,463,000	$1,785,000	$4,504,000	$1,802,000
County Center Drive	16.0%	—	—	2,980,000	477,000
City Center West “A” Building — TIC	89.1%	—	—	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,900,000	2,861,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,474,000	1,246,000
Congress Center — LLC	10.2%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,076,000	752,000	23,310,000	759,000
Oakey Building — LLC	9.8%	6,337,000	619,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$205,776,000	$17,829,000	$224,547,000	$30,424,000

      On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building was refinanced by LaSalle Bank National Association, or LaSalle, providing a refinance of the existing mortgage balance, a construction and tenant improvement financing loan of $5,585,000 and additional financing for operating and interest expenses during the construction period up to $1,065,000. The loan terms provide for our option of LaSalle’s prime rate or the applicable LIBOR rate plus 2.0% per annum. The interest rate was 5.72% at September 30, 2005. This loan requires monthly interest-only payments. The principal and any unpaid interest is due on September 6, 2007.
      As of September 30, 2005, the Emerald Plaza property, of which we own a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured by us or waived by the lender, could result in the lender exercising its remedies under the loan agreement. At September 30, 2005, the balance on the mortgage loan was $68,500,000 and was secured by the property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10%, of gross leasable areas, or GLA and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received from the property are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of September 30, 2005, all debt service obligations have been satisfied. On November 10, 2005, the Emerald Plaza property was sold, and the related loan was repaid in full.
      On July 1, 2005, the mortgage loan secured by the Titan Building and Plaza was refinanced with Imperial Capital Bank. Under the terms of the new loan agreement, the property may borrow up to $6,900,000 and are required to pay monthly interest-only payments. The loan bears interest at the six month LIBOR plus 3.63% per annum or a fixed rate of 7.26% per annum. The rate was 7.32% at September 30, 2005. The principal and any unpaid interest is due and payable on July 1, 2007.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration during the first six months of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and reduce the amount of liquidating distributions paid to our shareholders.
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

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

14.	Discontinued Operations — Property Held for Sale
      Prior to adoption of the plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2004, discontinued operations included the net income of one property sold in 2004 and all properties listed for sale in 2005. The following table summarizes the income and expense components that comprise discontinued operations for the six months ended June 30, 2005 and for the three and nine months ended September, 30, 2004:

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2004	2005	2004

Revenues:
Rental income	$1,513,000	$2,248,000	$3,968,000
Interest income	—	9,000	—

	1,513,000	2,257,000	3,968,000
Expenses:
Rental expenses	534,000	943,000	1,376,000
Depreciation and amortization	291,000	1,035,000	1,478,000
Interest (including amortization of deferred financing fees)	270,000	675,000	852,000
Minority interest	(26,000)	(124,000)	(125,000)

Net income (loss)	$444,000	$(272,000)	$387,000

      A summary of the properties held for sale, balance sheet information is as follows:

December 31,
2004

Properties held for sale, net of accumulated depreciation of $880,000	$23,874,000
Other assets — properties held for sale, net include identified intangible assets, net of accumulated amortization of $1,805,000	3,822,000
Mortgages payable and other debt secured by properties held for sale	19,285,000
Minority liability — property held for sale	1,916,000

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

15.	Subsequent Events
      On November 4, 2005, we entered into an agreement to sell the University Heights property, located in San Antonio, Texas, of which we own a 100% interest, to an unaffiliated third party for a sales price of $8,200,000. The sale, which is subject to customary closing conditions, is expected to close during the first quarter of 2006. A disposition fee of $246,000, or 3.0% of the sales price, will be paid to Realty upon the sale of the property of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Sales commissions of $246,000, or 3.0% of the sales price will be paid to unaffiliated brokers.
      On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we own 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. As a result of the sale, our net assets in liquidation as of September 30, 2005 were increased by $464,000. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.
      On November 11, 2005, our Advisor entered into an agreement to sell the building located at 25391 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we own a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005.
      On November 11, 2005, we received a fully executed agreement, dated November 3, 2005, entered into by our Advisor, to sell the Oakey Building, located in Las Vegas, Nevada, of which we own a 9.8% interest, to an unaffiliated third party for a total sales price of $22,250,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005. A disposition fee will be paid to Realty in an amount to be determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2005 (liquidation basis) and financial position at December 31, 2004 (going concern basis), together with statement of changes in net assets for the three months ended September 30, 2005 (liquidation basis), the results of operations and cash flows the six months ended June 30, 2005 (going concern basis), and the three and nine months ended September 30, 2004 (going concern basis), respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; availability of capital, interest rates; our ability to service our debt competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; policies and guidelines applicable to REITs; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with our Advisor (as defined below); litigation, including without limitation, the investigation of our Advisor by the Securities and Exchange Commission, or the SEC; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and our other filings with the SEC.
Overview and Background
      We were formed in December 1998 in the Commonwealth of Virginia and operate as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT L.P., our Operating Partnership. As of September 30, 2005, we owned two consolidated properties and interests in seven unconsolidated properties. All of our properties are office or office/industrial properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and is renewable every anniversary thereof for a one-year term with the written consent of the parties, including a majority of our independent directors. Our Advisor continues to manage us month-to-month in accordance with the terms of the expired Advisory Agreement and, in view of the approval of the plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and a director in common who own a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various real estate brokerage and management company services for our properties.
      On June 3, 2005, our board of directors approved a plan of liquidation which was approved by our shareholders at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2006. As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to shareholder approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on June 15, 2005.
      We have been operating and intend to continue operating until the liquidation is complete as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2005, we believe we are in compliance with all relevant REIT requirements. Although we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting requires management to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. Accordingly, all assets have been adjusted to their estimated fair value on an undiscounted basis. Liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
      The change in the net assets in liquidation of $17,973,000 for the three months ended September 30, 2005, was primarily due to the distributions to shareholders, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets.

Asset for Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up of our operations. These costs are estimated and are expected to be paid over the liquidation period.
      The change in the asset for estimated receipts in excess of estimated costs during liquidation as of September 30, 2005 is as follows:

	June 30,	Cash Payments	Change in	September 30,
	2005	and (Receipts)	Estimates	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,808,000	$(988,000)	$(243,000)	$2,577,000
Liabilities:
Liquidation costs	(1,464,000)	154,000	77,000	(1,233,000)
Distributions	(316,000)	316,000	—	—
Other	(72,000)	5,000	(256,000)	(323,000)

	(1,852,000)	475,000	(179,000)	(1,556,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,956,000	$(513,000)	$(422,000)	$1,021,000

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

      The net assets in liquidation at September 30, 2005 plus the liquidating distributions to date of approximately $17,995,000 would result in liquidation distributions per share of approximately $10.42. These estimates for liquidation distribution per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

Property Held for Sale
      Prior to the adoption of the plan of liquidation, we accounted for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On April 12, 2005 and June 10, 2005, we listed the University Heights and AmberOaks properties, respectively, for sale. On March 18, 2004, we sold Gateway Mall to an unaffiliated third party. As a result, prior to the adoption of the plan of liquidation, we reclassified amounts related to University Heights, AmberOaks and Gateway Mall in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of University Heights, AmberOaks and Gateway Mall have been excluded from our results from continuing operations for all periods presented herein. The financial results for University Heights, AmberOaks and Gateway Mall are presented in our Condensed Consolidated Statements of Operations in a single line item entitled “Income from discontinued operations.”

Revenue Recognition and Allowance for Doubtful Accounts
      Prior to the adoption of the plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the a contractual basis under the liquidation basis of accounting.

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
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. We did not record any impairment losses for the six months ended June 30, 2005 or the three and nine months ended September 30, 2004.
      As of June 30, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

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

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in TICs, and membership interests in limited liability companies, or LLCs. We had the following investments in unconsolidated real estate at December 31, 2004:

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

			$19,272,000

Dispositions in 2005
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of $313,000 for NNN Pacific Corporate Park, LLC, or PCP LLC, which is reflected in equity in earnings in our condensed consolidated financial statements. A property disposition fee was paid to Realty of $49,000, or 1% of the total sales price, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $244,000, or 5% of the total sales price.
      On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 after closing and other transactional expenses and recorded a gain on sale of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8% of the total sales price. In conjunction with the sale, all related party notes payable due to our Advisor were paid in full.
      On July 20, 2005, the 25391 Commerce Centre Drive property located in, Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we own a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the Property was increased to its estimated fair value less costs to sell, therefore there was no increase or decrease to our net assets in liquidation.
      On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received sales proceeds of $13,379,000 after closing costs and other transactional expenses. In connection with the sale of the property, a note payable secured by this property was repaid with an outstanding balance of $12,359,000. A property disposition fee was paid to Realty of $935,000, or 3.0% of the total sales price, of which 75% was passed through to our Advisor, pursuant to the Realty-Triple Net Agreement. Sales commissions were paid to unaffiliated brokers of $514,000 or 1.7% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of this sale, our net assets in liquidation were increased by $47,000.

Properties Under Contract to Sell
      On August 19, 2005, our Advisor entered into an agreement to sell the Reno Trademark property, located in Reno, Nevada of which we own a 40% interest, to an unaffiliated third party for a total sales price of $10,950,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005. A disposition fee of $165,000, or 1.5% of the total sales price, will be paid to Realty upon the sale of the property, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Sales commissions of $469,000, or 4.3% of the total sales price will be paid to unaffiliated brokers.
Factors Which May Influence Future Changes in Net Assets in Liquidation

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

Scheduled Lease Expirations
      As of September 30, 2005, our consolidated properties were 77.7% leased to 18 tenants. 3.9% of the leased gross leaseable area, or GLA, expires during the remainder of 2005. 19.9% of the leased GLA expires during 2006. Our leasing strategy for 2005 and through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the remaining leases expiring in 2005 and 2006, we anticipate, but cannot assure, that 100% and 93%, respectively, of the tenants will renew for another term.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under the plan of liquidation.

Changes In Net Assets In Liquidation

Three Months Ended September 30, 2005
      Net assets in liquidation decreased $17,973,000 during the three months ended September 30, 2005. The primary reason for the decrease in our net assets was due to the payment of $17,995,000 in distributions to our shareholders during the three months ended September 30, 2005. The asset for estimated receipts in excess of costs during liquidation decreased by $141,000 as a result of extending the expected sales dates of certain assets in our portfolio, and increasing our expected capital expenditures budget by $281,000. Net assets in liquidation were increased by $511,000 due to increases in the value real estate assets, offset by a decrease in the fair value of marketable securities of $67,000.
Liquidity and Capital Resources
      At September 30, 2005, our total assets and net assets in liquidation were $47,804,000 and $29,980,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we permanently suspended regular monthly distributions in accordance with the plan of liquidation. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2005. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of $18,628,000 during the three months ended September 30, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. In accordance with the plan of liquidation, we terminated payment of regular monthly distributions following payment of the monthly August 2005 distribution. In accordance with the plan of liquidation, the board of directors can make liquidating distributions at their discretion.

      As of September 30, 2005 we estimate that we will have $1,556,000 of commitments and expenditures during the liquidation period comprised of the following: $1,233,000 of liquidation costs; and various other expenses of $323,000. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
      A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
      ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, of which we own a 75% interest, did not renew its lease which expired on February 28, 2005. ACS occupied 44,000 square feet, or 21.3%, of the 207,000 GLA at AmberOaks. The tenant exercised its hold-over provision until May 31, 2005. From January 1, 2005 through May 31, 2005, we amortized $312,000 related to the intangible assets associated with ACS.
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
      The stated range of shareholder distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant.
Capital Resources

Financing
      Notes and contracts payable as a percentage of total capitalization was 34.4% at December 31, 2004.
      We have restricted cash balances of $1,458,000 as of September 30, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      We currently have no principal debt repayments until February 2006; however, we continue to pay monthly interest payments on such debt. As there is no maturing debt coming due through the end of 2005, we believe that our net cash provided by operating activities, proceeds from other financing sources that are expected to be available and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The line of credit had a one-year term with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The line of credit is subject to a fee of 1% to be paid one-third on each of the execution date of origination, the first anniversary and the second anniversary. As of September 30, 2005, we had no outstanding amounts under the line of credit. Due to the implementation of the plan of liquidation, we did not renew this line of credit at September 30, 2005.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $205,776,000 and $224,547,000 as of September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $17,829,000 and $30,424,000 at September 30, 2005 and December 31, 2004, respectively, as set forth in the summary below. The decrease of $18,771,000 in the mortgage debt was primarily due to the sale of one of the buildings in the Pacific Corporate Park complex of which the borrowers used all proceeds from the sale to pay down the debt at the two remaining buildings in that complex, the sale of the County Center Drive property and subsequent pay-off of related debt, and the sale of the City Center West “A” property and the subsequent pay-off of related debt.
      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT Inc’s	Balance as of	T REIT Inc’s
	Ownership	September 30,	Portion	December 31,	Portion
Property	Percentage	2005	of Debt	2004	of Debt

Reno Trademark Building — TIC	40.0%	$4,463,000	$1,785,000	$4,504,000	$1,802,000
County Center Drive	16.0%	—	—	2,980,000	477,000
City Center West “A” Building — TIC	89.1%	—	—	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,900,000	2,861,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,474,000	1,246,000
Congress Center — LLC	10.2%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,076,000	752,000	23,310,000	759,000
Oakey Building — LLC	9.8%	6,337,000	619,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	68,500,000	1,850,000	68,500,000	1,850,000

Total		$205,776,000	$17,829,000	$224,547,000	$30,424,000

      On September 6, 2005, $4,000,000 first mortgage loan secured by the Oakey Building was refinanced by LaSalle Bank National Association, or LaSalle, providing a refinance of the existing mortgage balance, a construction and tenant improvement financing loan of $5,585,000 and additional financing for operating and interest expenses during the construction period up to $1,065,000. The loan terms provide for our option of LaSalle’s prime rate or the applicable LIBOR rate plus 2.0% per annum. The interest rate was 5.72% at September 30, 2005. This loan requires monthly interest-only payments. The principal and any unpaid interest is due on September 6, 2007.
      As of September 30, 2005, the Emerald Plaza property, of which we own a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured by us or waived by the lender, could result in the lender exercising its remedies under the loan agreement. At September 30, 2005, the balance on the mortgage loan was $68,500,000 and was secured by the property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received from the property are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of September 30, 2005, all debt service obligations have been satisfied. On November 10, 2005, the Emerald Plaza property was sold, and the related loan was repaid in full.
      On July 1, 2005, the mortgage loan secured by the Titan Building and Plaza, was refinanced with Imperial Capital Bank. Under the terms of the new agreement, the property may borrow up to $6,900,000 and are required to pay monthly interest-only payments. The loan bears interest at the six month LIBOR plus 3.63% per annum or a fixed rate of 7.26% per annum. The rate was 7.32% at September 30, 2005. The principal and any unpaid interest is due and payable on July 1, 2007.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including our Advisor, Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of September 30, 2005, the following notes were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at September 30, 2005. The notes bear interest at 8% per annum and are due one year from their respective origination:

	Amount	T REIT, Inc.’s
Property/Issue Date	of Loan	Portion

Emerald Plaza:
02/07/05	$232,000	$6,000
03/04/05	232,000	6,000
04/06/05	279,000	8,000

Total	$743,000	$20,000

      These notes plus all accrued interest were paid in full on November 10, 2005.

Triple Net Properties, LLC
      County Center Drive had $121,000 outstanding due to our Advisor as of December 31, 2004. This unsecured note bears interest at 12.0% per annum and is due and payable upon demand. The note, plus all accrued interest, was repaid on April 14, 2005.

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

Contractual Obligations
      The following table provides information with respect to the maturities, scheduled principal payments of secured debt and line of credit as well as scheduled interest payments of our fixed rate debt at September 30, 2005 (liquidation basis). The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$11,000	$141,000	$4,079,000	$—	$4,231,000
Interest payments — fixed rate debt	56,000	442,000	18,000	—	516,000
Principal payments — variable rate debt	1,471,000	11,250,000	—	—	12,721,000
Interest payments — variable rate debt (rate as of September 30, 2005)	456,000	915,000	—	—	1,371,000

Total	$1,994,000	$12,748,000	$4,097,000	$—	$18,839,000

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

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
Subsequent Events
      On November 4, 2005, we entered into an agreement to sell the University Heights property, located in San Antonio, Texas of which we own a 100% interest, to an unaffiliated third party for a sales price of $8,200,000. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2006. A disposition fee of $246,000, or 3.0% of the sales price, will be paid to Realty upon the sale of the property of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Sales commissions of $246,000, or 3.0% of the sales price will be paid to unaffiliated brokers.
      On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we own 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. As a result of the sale, our net assets in liquidation as of September 30, 2005 were increased by $464,000. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.
      On November 11, 2005, our Advisor entered into an agreement to sell the building located at 25391 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we own a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005.
      On November 11, 2005, we received a fully executed agreement, dated November 3, 2005, entered into by our Advisor, to sell the Oakey Building, located in Las Vegas, Nevada, of which we own a 9.8% interest, to an unaffiliated third party for a total sales price of $22,250,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005. A disposition fee will be paid to Realty in an amount to be determined.
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
      Our FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the six months ended June 30, 2005 and the nine months ended September 30, 2004:

	Six Months	Nine Months
	Ended	Ended
	June 30,	September 30,
	2005	2004

Net income	$60,000	$2,401,000
Add:
Depreciation and amortization — discontinued operations	1,026,000	1,337,000
Depreciation and amortization — unconsolidated real estate operating properties	430,000	1,041,000
Less:
Gain/(loss) on sale of property	—	(1,634,000)

Funds from operations	$1,516,000	$3,145,000

Weighted average common shares outstanding — basic and diluted	4,605,000	4,636,000

Gain on sale of investments included in net income and FFO	$317,000	$132,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$11,000	$69,000	$72,000	$4,079,000	$—	$—	$4,231,000
Average interest rate on maturing debt	5.25%	5.25%	5.25%	5.25%	—	—	5.25%
Variable rate debt	1,471,000	$120,000	$11,130,000	$—	$—	$—	$12,721,000
Average interest rate on maturing debt	7.25%	7.75%	7.75%	—	—	—	7.69%
      The weighted-average interest rate of mortgage and other debt as of September 30, 2005 was approximately 7.08% per annum. At September 30, 2005, our mortgage and other debt consisted of $4,231,000, or 25% of the total debt, at a fixed interest rate of 5.25% per annum and $12,721,000, or 75% of the total debt, at a weighted average variable interest rate of 7.69% per annum. An increase in the variable interest rate on certain mortgages and other debt constitutes a market risk. As of September 30, 2005, for example, a 0.5% increase in LIBOR would have increased the overall annual interest expense by $64,000, or 6.52%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
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
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In connection with the Deloitte & Touche LLP, or Deloitte, our independent registered public accounting firm, audit of our consolidated financial statements for the year ended December 31, 2004, Deloitte notified our management and audit committee of the existence of reportable conditions, which is an accounting term for internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte related to, among other things, our need to formalize policies and procedures (including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts, and management information systems,) and our need to perform and review certain account and expense reconciliations in a timely and accurate manner. Deloitte advised our management and audit committee that the reportable condition identified by us during our quarterly review process for the period ended September 30, 2004, constituted, in Deloitte’s judgment, a material weakness in our internal controls.
      As a result of the Evaluation (which is ongoing) and Deloitte’s recommendations, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures; (2) develop policies and procedures to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies; and (3) bifurcate accounting functions, including personnel responsible for each public reporting entity. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies.
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
      (b) Changes in internal control over financial reporting. During the three months ended September 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we continued the design process for design and implementation of our policies and procedures; and reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

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
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration during the first six months of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and reduce the amount of liquidating distributions paid to our shareholders.
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
Date: November 14, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Our Articles of Incorporation (included as Exhibit 3.1 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.2	Form of our Amended and Restated Articles of Incorporation (included as Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.3	Form of our By-Laws (included as Exhibit 3.3 to our Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by this reference).
3.4	Form of our Amended By-Laws (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by this reference).
10.1	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 15, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC and NNN City Center West A4, LLC and Pacifica Real Estate Group, LLC (included as Exhibit 99 to the Form 8-K filed by us on July 20, 2005 and incorporated herein by reference).
10.2*	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 27, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC and NNN City Center West A4, LLC and Pacifica Real Estate Group, LLC.
10.3*	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 3, 2005, by and between NNN Oakey Building 2003, LLC and Trans-Aero Land & Development Corporation.
10.4*	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 11, 2005, by and between NNN Pacific Corporate Park 1, LLC, NNN Pacific Corporate Park VF, LLC and Makoil Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.