Form 10-K
period 2005-12-31
T REIT INC
filed 2006-03-10
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Title of Class:
Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes     ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     ☐          No     ☑
      As of June 30, 2005, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $45,807,000 (based on the price for which each share was sold). No established market exists for the registrant’s shares of common stock.
      As of March 10, 2006, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.
(A Virginia Corporation)

PART I

Item 1.	Business
OUR COMPANY
      We were formed in December 1998 in the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We were originally organized to acquire, manage and invest in a diversified portfolio of real estate projects or interests therein of office, industrial, retail and service properties. The use of the words “we,” us,” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership. As described below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2005, we owned two consolidated properties and interests in five unconsolidated properties.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 1998. We are the sole general partner of the Operating Partnership and have control over the affairs of the Operating Partnership.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and is renewable on each anniversary thereof for consecutive one-year terms. Our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.
      Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (877) 888-7348. We make our periodic and current reports available on our Advisor’s web-site at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any shareholder upon request. We do not maintain our own website or have an address or telephone number separate from our Advisor. Since we pay a management fee to our Advisor, we do not pay rent for the use of their space.
Plan of Liquidation
      On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board’s decision to adopt our plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

      Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2006 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.
Developments During 2005

•	Our plan of liquidation was approved by our shareholders on July 27, 2005, and we adopted the liquidation basis of accounting as of June 30, 2005.

•	In August 2005, we paid a liquidating distribution of approximately $18,000,000, or $3.91 per share.

•	In accordance with the adoption of our plan of liquidation by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated.

•	We sold the following properties:

•	County Center Drive, of which we owned 16%, on April 19, 2005 for net proceeds to us of $603,000;

•	City Center West A, of which we owned 89.1%, on July 28, 2005 for net proceeds to us of $13,379,000;

•	Emerald Plaza, of which we owned 2.7%, on November 10, 2005 for net proceeds to us of $1,423,000; and

•	Pacific Corporate Park Complex, of which we owned 22.8% in each of the three buildings, on February 11, 2005, July 20, 2005 and the final building on December 28, 2005 for total net proceeds to us of $2,271,000.
Developments During 2006

•	In February 2006, we paid a liquidating distribution of $12,000,000, or $2.60 per share; and

•	We sold the following properties in 2006:

•	Reno Trademark, of which we owned 40%, on January 23, 2006 for net proceeds to us of $2,310,000;

•	Oakey Building, of which we owned 9.8%, on January 24, 2006 for net proceeds to us of $1,123,000; and

•	University Heights, of which we owned 100%, on January 31, 2006 for net proceeds to us of $2,765,000.

CURRENT INVESTMENT OBJECTIVES AND POLICIES
General
      In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for our properties, while maintaining current income from these investments. Pursuant thereto, we have sought to:

•	generate cash through the sale of our properties;

•	preserve and protect shareholder capital; and

•	realize capital appreciation upon the ultimate sale of our properties.
      Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our properties. However, we cannot assure you that we will attain all of these objectives or that shareholder capital will not decrease.
Disposition Strategies
      In accordance with our plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell the our properties at the highest possible price in order to maximize the return to our shareholders;

•	the ability to complete the transactions within the timeframe of our plan of liquidation; and

•	the ability of our buyers to finance the transaction.
Operating Strategies
      In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our properties through management strategies designed to address the needs of current and prospective tenants. Management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing properties when favorable financing terms are available to increase the cash flow.
FINANCING POLICIES
      We conduct substantially all of our investment and debt-financing activities through our Operating Partnership. We have also financed our investments through a combination of equity as well as secured debt. The terms of our secured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, as well as other limitations. As of December 31, 2005, approximately 27% of our outstanding debt had a weighted-average fixed interest rate of 5.25% per annum, which limits the risk of fluctuating interest rates.
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
TAX STATUS
      We have been organized and operated, and intend to continue to operate until our liquidation is complete, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity in stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 100% of our REIT taxable income to our shareholders.
      If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we will also be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
      We expect to continue to qualify as a REIT until our dissolution, but given the change in the nature of our assets and in our sources of income that could result from dispositions of our real estate assets and the need to retain liquid assets in order to meet the liabilities, no assurance can be given that we will not lose or terminate our status as a REIT.
DISTRIBUTION POLICY
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. In accordance with our plan of liquidation, regular monthly distributions on common shares were terminated effective August 1, 2005. Future liquidating distributions will be made from proceeds received from the sales of assets, and will be determined at the discretion of our board of directors. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant.
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
      When we dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds than our estimated liquidation proceeds.
      As of March 10, 2006, we hold interests in properties located in Texas and Illinois. Other entities managed by our Advisor also own interests in the same Chicago, Illinois property in which we own an interest. Entities managed by our Advisor or its affiliates own several properties located in Texas. Our properties may face competition in these states from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in these states.
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
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
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

SIGNIFICANT TENANTS
      For the year ended December 31, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Netsolve, Inc.	$1,112,000	41.0%	AmberOaks	78,000	April 2007
Newell Rubbermaid	$493,000	18.2%	AmberOaks	51,000	April 2007
General Services Admin	$327,000	12.1%	University Hgts	21,000	November 2015

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2005.
      ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, in which we own a 75% tenant-in-common, or TIC, interest, did not renew its lease which expired on February 28, 2005. ACS occupied 44,000 square feet, or 21.3% of the 207,000 of gross leaseable area, or GLA, at AmberOaks. The tenant exercised its hold-over provisions until May 31, 2005. From January 1, 2005 through May 31, 2005, we amortized $312,000 to expense related to the intangible assets associated with ACS.
EMPLOYEES
      We have no employees and our executive officers are all employees of our Advisor. Substantially all of our work is performed by employees of our Advisor and its affiliates.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
      We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors
Risks Associated with Our Liquidation

We may delay or reduce our liquidating dividends.
      As of March 10, 2006, we estimate that our net proceeds from liquidation will be approximately $50,529,000 (of which approximately $30,000,000 has already been paid) and we expect that you will receive approximately $10.97 per share in liquidating distributions (of which $6.51 per share has already been paid), which we anticipate paying within 24 months after our adoption of our plan of liquidation (July 27, 2007). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to you may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.
      As of March 10, 2006, none of our remaining four property interests are subject to binding sale agreements providing for the sale of our entire interest in the respective property. In calculating the estimated fair value of our remaining properties, we assumed that we will be able to find buyers for our remaining properties at amounts based on our best estimate of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our shareholders would be delayed or reduced. Furthermore, the projected liquidating distributions are based upon management’s best estimate of the market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If any of the parties to our current or future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
      The consummation of current or future potential sale transactions are subject to satisfaction of closing conditions. If the transactions contemplated by these sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for these assets, which we may be unable to do promptly or at a price or on terms that are as favorable as the existing circumstances. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our shareholders would be delayed or reduced.

Decreases in property values may reduce the amount that we receive upon a sale of our assets.
      The underlying value of our interests in office, industrial, retail and service properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and renewals of leases by our tenants;

•	competition; and

•	changes in real estate tax rates and other operating expenses.
      Any reduction in the value of our properties would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of liquidating distributions to shareholders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
      In calculating our estimated liquidating distributions, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the properties, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.

If we are not able to sell our remaining properties in a timely manner, we may experience severe liquidity problems, may not be able to meet the demands of our creditors, and ultimately become subject to bankruptcy proceedings.
      In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner we could ultimately become subject to bankruptcy proceedings.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
      Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our shareholders may be delayed or reduced.

Pursuing our plan of liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
      We value our status as a REIT under the tax code because as long as we qualify as a REIT, we generally would not be subject to federal income tax. While our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, pursuant to our plan of liquidation, our board of directors may take actions which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of our plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received, especially after deducting from those cash proceeds any amounts that we are contractually obligated to immediately repay to the lenders under any credit facility. The REIT rules require us to pay out a large portion of our ordinary income in the form of a distribution to shareholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required distribution or find another alternative way to meet the REIT distribution requirements, we may fail to qualify as a REIT for that taxable year. While we expect to try to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for distributions paid to shareholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our shareholders.

Pursuing our plan of liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.
      We generally are not subject to federal income tax to the extent that we distribute to our shareholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of distributions paid to our shareholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our shareholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our shareholders.

The sale of our assets may cause us to be subject to a 100% excise tax on “prohibited transactions,” which would reduce the amount of our liquidating distributions.
      REITs are subject to a 100% excise tax on any gain from “prohibited transactions,” which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT’s trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code does provide a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions, but we may not be able to satisfy these conditions. While we do not believe that if our shareholders approve our plan of liquidation any of our property should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, resulting in the payment of taxes by us as described above, in which case the amount available for distribution to our shareholders could be significantly reduced.

Our entity value may be adversely affected by adoption of our plan of liquidation.
      In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us. It may also preclude other possible courses of action not yet identified by our board of directors or the special committee.

There can be no assurance that our plan of liquidation will result in greater returns to you on your investment within a reasonable period of time, than you would receive through other alternatives reasonably available to us.
      You will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our board of directors and the special committee each believe that a liquidation will be more likely to provide you with a greater return on your investment within a reasonable period of time, than you would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events.

We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our board of directors.
      In accordance with our plan of liquidation, regular monthly distributions to the holders of our common shares were terminated effective August 1, 2005. Future liquidating distributions will be made from proceeds received from the sales of assets, and will be determined at the sole discretion of our board of directors. Liquidating distribution amounts will depend on net proceeds received from the sale of our properties, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. Our ability to pay distributions may be adversely affected by the risks described herein.

Distributions by us, including liquidating distributions, may include a return of capital.
      Distributions payable to our shareholders, including liquidating distributions, may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a shareholder’s adjusted tax basis. Distributions in excess of adjustable tax basis will constitute capital gain.

Our board of directors may amend our plan of liquidation.
      Our board of directors may amend our plan of liquidation without further shareholder approval, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than described in the proxy statement.

We have the authority to sell our assets under terms less favorable that those assumed for the purpose of estimating our net liquidation value range.
      We have the authority to sell any and all of our assets on such terms and to such parties as we determine. You will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Our plan of liquidation may lead to shareholder litigation which could result in substantial costs and distract our management.
      Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes leads to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 10, 2006, no such lawsuits relative to our plan of liquidation were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of such damages; however, they may be significant and may reduce our cash available for distribution.

Our officers and directors and our Advisor have conflicts of interest that differ from our shareholders as a result of the liquidation.
      Some of our directors and officers and our Advisor have interests in the liquidation that are different from your interests as a shareholder. Our board of directors and the special committee are aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.
      One of our directors (Anthony W. Thompson) and two of our executive officers (Jack R. Maurer and Scott D. Peters) are members of our Advisor’s board of managers and all of our executive officers are employees of our Advisor. They are compensated by our Advisor. Moreover, Anthony W. Thompson, the chairman of our board of directors, is the chief executive officer of our Advisor. Mr. Thompson and the members of the board of managers and key executives of our Advisor collectively own approximately 38% of the equity interest in our Advisor.
      Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our properties. Our Advisor has engaged Realty, an affiliate of our Advisor to provide a number of services in connection with our properties, including disposing of our properties. In accordance with our plan of liquidation, our Advisor or Realty will be paid to liquidate our assets pursuant to the Advisory Agreement. Such fee will be the lesser of: (i) 3% of the contracted sales price of the property; or (ii) 50% of the competitive real estate commission. Additionally, the property disposition fee to our Advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the underlying property: (i) 6% of the contracted for sales price or (ii) the competitive real estate commission. We estimate that pursuant to the Advisory Agreement we will pay fees to our Advisor and Realty in a range between approximately $1,126,000 and $1,166,000 for disposing of our property interests during liquidation. Our Advisor and Realty also have agreements with certain affiliated co-owners of our properties, under which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales prices, we estimate that the total fees that will be received by our Advisor and Realty will range between approximately $2,641,000 and $2,736,000, which includes the fees to be received by our Advisor under the Advisory Agreement. Moreover, if we sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, our Advisor and Realty may receive additional fees from the purchaser of the underlying property.
      Our Advisor also owns 22,100 shares of our common stock, and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2005, plus liquidating distributions through December 31, 2005, will be entitled to receive approximately $242,000 in distributions. These estimates per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
      In accordance with our plan of liquidation, Jack R. Maurer, our chief executive officer and president, is entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing our plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2005, Mr. Maurer has received incentive bonuses of $30,000 from our Advisor.
      W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of December 31, 2005, each of Messrs. Inlow and Wallace have received $15,000 from us.

      Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of December 31, 2005, $65,000 in retention and incentive bonuses have been paid by us.
      Our executive officers and directors own a total of 1,219 shares of our common stock, and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2005, plus liquidating distributions through December 31, 2005, will be entitled to receive approximately $13,000 in distributions. These estimates per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
      Our plan of liquidation provides that we may sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, but only if the transaction is approved by the special committee. If we enter such a transaction, we expect that the special committee will require that Stanger opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the underlying property as a condition to their approval. In no event will the special committee approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.
      The REIT provisions of the Code generally require that each year we distribute as a dividend to our shareholders 90% of our REIT taxable income. Based on our projected accumulated earnings and profits, our liquidating distributions will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months of the adoption of our plan of liquidation. Although we anticipate that we will meet this timetable, conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. Such a distribution would be treated as a distribution of our remaining assets to our shareholders, followed by a contribution of the assets to the liquidating trust. As a result, a shareholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the shareholder’s basis in his stock, notwithstanding that the shareholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the shareholder’s gain at the time interests in the liquidating trust are distributed to the shareholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets, in which case the shareholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the shareholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the tax code.

We do not have an executed advisory agreement, and we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.
      We are advised by our Advisor pursuant to an Advisory Agreement that expired on February 22, 2005. The Advisor continues to advise us on a month-to-month basis under the terms of the existing Advisory Agreement. Under the terms of the existing Advisory Agreement, our Advisor currently manages our daily operations, provides our executive officers and pays certain of our state, federal and local corporate compliance costs, including, without limitation, costs incurred in complying with the Sarbanes-Oxley Act. If we are unable to continue to retain the services of our Advisor on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete our plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our assets and business.

If our Advisor is unable to retain our key executives and sufficient staff members to complete our plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.
      Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our officers, their familiarity with our assets, our counter-parties to any sale agreements and the market for our properties, and their ability to efficiently manage the professionals in the process as well as our Advisor. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely effect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at expected prices.
      Our ability to complete our plan of liquidation in a timely manner also depends on our Advisor’s ability to retain its key employees. Our Advisor’s employees may seek other employment rather than remain with our Advisor throughout the process of liquidation. If our Advisor is unable to retain appropriate qualified key executives and staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

You may not receive any profits resulting from the sale of one or more of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
      In accordance with our plan of liquidation, you may experience a delay before receiving your share of the proceeds of such liquidation. In a liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on an asset we have sold as partial payment therefore. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, you may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid.

If we are unable to realize the value of a promissory note taken as part of any purchase price, our liquidating distributions might be reduced.
      We hold promissory notes from the buyers of certain of our properties as a portion of the purchase price. Promissory notes can be illiquid. If the purchaser ultimately defaults, our liquidating distributions might be reduced.

Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.
      In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our consolidated financial statements to be in accordance with GAAP under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value, and all of our liabilities are recorded at the estimated amounts at which the liabilities are expected to be settled. However, we cannot assure you what the ultimate amounts of such liquidating distributions will be. Under the liquidation basis of accounting the fair value of the assets and liabilities is estimated at each reporting period, and therefore there is a risk that our assets may substantially decrease, due to revised estimates of the fair value or, that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

We may be unable to sell jointly held properties or our interests in limited liability companies at our expected value.
      We currently have investments in undivided TIC interests and limited liability companies. Under the liquidation basis of accounting we account for these interests at their estimated fair value. As of December 31, 2005, the estimated fair value of these properties was $29,741,000. Because of the nature of joint ownership, we may need to agree with our co-owners on the terms of each property sale before such sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for any of the properties. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of these properties may delay or reduce our liquidating distribution. Additionally, in order to realize a return on our investment, we presently intend to sell certain of our interests in limited liability companies. We may be unable to receive our expected value for these properties because we hold minority interests in the limited liability companies and thus cannot sell our interests in the limited liability companies or the underlying properties in their entirety.

Shareholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each shareholder could be held liable for the payment to creditors of such shareholder’s pro rata portion of the excess, limited to the amounts previously received by the shareholder in distributions from us or the liquidating trust.
      If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to shareholders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.
      In calculating our estimated fair value of our real estate and, therefore, our estimated per share distribution amount, we have assumed that any purchasers of our properties will assume certain mortgages on the underlying property, which contain penalties in the event of the prepayment of those mortgages. The sale of our properties pursuant to our plan of liquidation will trigger these penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in the sale of all of our properties, which could negatively effect the amount of cash available for distribution pursuant to our plan of liquidation. Our share of the prepayment fees or defeasance charges on our mortgages as of March 10, 2006, which we may be liable for, is approximately $251,000.

Our Advisor is entitled to a share of the distributions of the assets of the operating partnership upon its liquidation.
      Our Advisor also owns 100 non-voting incentive performance units in our operating partnership, which entitles our Advisor to distributions of gains from the liquidation of the operating partnership’s assets. At the January 21, 2005 meeting of the board of managers of our Advisor, our Advisor’s board unanimously voted to waive any distributions due to our Advisor pursuant to these incentive performance units. At this time we do not have an express contractually enforceable right to enforce this decision, and our Advisor may at a later date decide to enforce its rights to such distribution.
Other Risks of Our Business

The pending SEC investigation of our Advisor could result in regulatory actions against us which could negatively impact our ability to pay distributions.
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies imposed on us which could reduce and/or delay the amount of distributions under our plan of liquidation.

Erroneous disclosure in the prior performance tables in our public offerings could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor now has determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could reduce or delay our liquidating distributions.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions.

      While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these new corporate governance standards and, as a result, we did not have all of the newly required procedures and policies in place at the time of enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies, which could negatively impact our net assets in liquidation.

We are currently involved in litigation, which could reduce the amount of our liquidation distributions.
      On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. As of March 10, 2006, a final judgment has not been entered by the court. Clearview has indicated that it intends to appeal the court’s grant of our second amended motion for summary judgment. If Clearview were to appeal and to prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. If the purchasers prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.

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
      We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our shareholders. At the time we dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our shareholders.
      Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our shareholders depend upon the ability of the tenants of our properties to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make lease payments and, consequently, would substantially reduce both its income from operations and its ability to make distributions to its members. These changes include, among others, the following:

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
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution pursuant to our plan of liquidation.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to liquidate all of our investments by December 31, 2006; however, due to the illiquid nature of real estate and the short timeframe that we have to sell such properties, we may not recoup the estimated fair value we have recorded as of December 31, 2005. We cannot provide assurance that we will be able to dispose of our properties by December 31, 2006.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.
      Our portfolio lacks geographic diversity due to its limited size and the fact that all of our properties as of December 31, 2005 are located in only three states: Texas; Illinois; and Nevada. This geographic concentration of properties exposes us to economic downturns in these regions. A regional recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor or its affiliates have interests that may vary from ours in such geographic markets.

Due to the limited number of properties in our portfolio, we are dependent upon those tenants that generate significant rental income, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations.
      For the year ended December 31, 2005, rent paid by the three largest tenants at our consolidated properties represented 71.3% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our shareholders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We endeavor to maintain comprehensive insurance on each of the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance makes it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our shareholders’ best interests and may subject these investments to increased risks.
      We acquired our interests in the Congress Center property through co-ownership arrangements with one or more affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been jointly and severally liable for the entire loan amount along with the other co-owners. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our shareholders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our shareholders; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.
      Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interests subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our shareholders. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our shareholders.

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
      We are managed by our Advisor, subject to the oversight of our board of directors. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor and its key employees in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Advisor and the oversight of our board of directors as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund capital expenditures and other items. As of December 31, 2005, we had approximately $19,214,000 ($15,464,000 liquidation basis) of debt outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
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
      If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, including, without limitation, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions and thus, may cause us to fail to satisfy the REIT distribution requirements.

The pending SEC investigation of our Advisor could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for meeting capital expenditure obligations, among other things. The SEC investigation of our Advisor described above, or any related or other enforcement action by government authorities against our Advisor or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

If we purchased assets at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, the real estate we purchased may not have appreciated or may have decreased in value.
      The commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchased real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not have appreciated or may have decreased significantly below the amount we paid for such assets.

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

The conflicts of interest of our Advisor’s officers and managers mean we will not be managed solely in the best interests of our shareholders.
      Our Advisor’s officers and members of its board of managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our shareholders. Our Advisor also advises G REIT, Inc., NNN 2002 Value Fund, LLC, and NNN 2003 Value Fund, LLC and other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s managers and executives also serve as officers and directors of G REIT, Inc., NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC. Mr. Thompson and the members of the board of managers and key executives of our Advisor collectively own approximately 38% of our Advisor. As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Advisor devotes to us, because they will be providing similar services to G REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Advisor and its affiliates.
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
      If we fail to qualify as a REIT, we will be taxed as a regular corporation and distributions to our shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our shareholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in its assets as of the date of requalification and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status. If we do not maintain our status as a REIT, we will not be required to make distributions to our shareholders.

We may not be able to meet, or we may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.
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
      We expect our income, if any, to consist almost solely of our portion of the Operating Partnership’s income, and the cash available for the payment of liquidating distributions by us to our shareholders will consist of our portion of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves thereof; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.
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
      Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs, may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.
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

Item 2.	Properties
Real Estate Investments
      As of December 31, 2005, we owned interests in seven properties, including two consolidated properties and five unconsolidated properties. Our interests in the unconsolidated properties are held either as a TIC interest in the property or as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The consolidated properties have an aggregate GLA of approximately 275,000 square feet. The unconsolidated properties have an aggregate GLA of approximately 1,036,000 square feet.
      During the year ended December 31, 2005, we sold our interests in four unconsolidated properties.
      The following table presents certain additional information about our properties as of December 31, 2005:

			%	Date	Annual	% Physical	Annual Rent
Property Name	Property Location	GLA (Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Consolidated Properties:
University Heights	San Antonio, TX	68,000	100.0%	08/22/02	$665,000	76.7%	$12.75
AmberOaks Corporate Center	Austin, TX	207,000	75.0	01/20/04	2,062,000	78.7	12.66

Total/ Weighted-Average		275,000			$2,727,000	78.2%	$12.68

Unconsolidated Properties:
Reno Trademark Building — TIC	Reno, NV	75,000	40.0%	09/04/01	$816,000	100.0%	$10.84
Titan Building & Plaza — TIC	San Antonio, TX	131,000	48.5	04/17/02	1,800,000	92.0	14.94
Congress Center — LLC	Chicago, IL	525,000	10.3	01/09/03	12,737,000	90.3	26.87
Enclave Parkway — LLC	Houston, TX	207,000	3.3	12/22/03	3,768,000	99.5	18.29
Oakey Building — LLC	Las Vegas, NV	98,000	9.8	04/02/04	2,285,000	100.0	23.32

Total/ Weighted-Average		1,036,000			$21,406,000	94.0%	$23.36

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.

(2)	Physical occupancy as of December 31, 2005.

(3)	Average effective annual rent per square foot as of December 31, 2005.
      Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate were accounted for under the equity method. Under the liquidation basis of accounting, all of our investments in unconsolidated real estate are recorded at fair value.
      The following information generally applies to our properties:

•	we believe all of the properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of the properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.
      The following is a summary of our organizational structure and ownership information for the properties in which we own less than a 100% interest in as of December 31, 2005:
T REIT, Inc.

Congress Center
      The following is a summary of our relationship with entities with ownership interests in Congress Center as of December 31, 2005:
AmberOaks Corporate Center
      The following is a summary of our relationship with entities with ownership interests in AmberOaks as of December 31, 2005:

Enclave Parkway
      The following is a summary of our relationship with entities with ownership interests in Enclave Parkway as of December 31, 2005:
Oakey Building
      The following is a summary of our relationship with entities with ownership interests in Oakey Building as of December 31, 2005:

Reno Trademark
      The following is a summary of our relationship with entities with ownership interests in Reno Trademark as of December 31, 2005:
Titan Building and Plaza
      The following is a summary of our relationship with entities with ownership interests in Titan Building and Plaza as of December 31, 2005:

Lease Expiration Table
      The following schedule presents the sensitivity of our annual base rent due to lease expirations for the next ten years and thereafter at our consolidated properties as of December 31, 2005, by number, square feet, percentage of leased area, and annual base rent.

			% of
		Total Sq.	Leased Area	Annual Base
	Number	Ft. of	Represented	Rent Under
	of Leases	Expiring	by Expiring	Expiring
Year Ending December 31	Expiring	Leases	Leases	Leases

2006	8	41,000	19.1%	$533,000
2007	2	80,000	37.4	1,130,000
2008	3	63,000	29.6	621,000
2009	1	3,000	1.5	35,000
2010	1	3,000	1.3	32,000
2011	1	3,000	1.3	34,000
2012	0	—	—	—
2013	0	—	—	—
2014	0	—	—	—
2015	1	21,000	9.8	327,000
Thereafter	0	—	—	—

Total	17	214,000	100%	$2,712,000

Indebtedness
      As of December 31, 2005, we had secured mortgage loans outstanding on our consolidated and proportionate share of unconsolidated properties representing aggregate indebtedness of approximately $19,214,000 ($15,464,000 liquidation basis) and $16,207,000, respectively. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings
SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.
Prior Performance Tables
      In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented according to accounting principles generally accepted in the United States of America, or GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
Litigation
      On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. As of March 10, 2006, a final judgment has not been entered by the court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. If Clearview were to appeal and to prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.
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
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
Market Information
      There is no established public trading market for our shares of common stock.
      Effective May 24, 2001, we adopted a share repurchase plan, or the Repurchase Plan, which provided our eligible shareholders with limited liquidity by enabling them to request the repurchase of their shares of common stock by us, subject to various limitations. Repurchases were made at the sole discretion of our board of directors. To be eligible to request a repurchase, a shareholder must have requested repurchase of at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.
      The price paid by us per repurchased share of common stock varied in accordance with the terms of the Repurchase Plan. Repurchases, if any, were effected by us on or about the last day of each calendar quarter. We repurchased 7,000 shares of common stock for the year ended December 31, 2005 for $87,000. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.
Shareholders
      As of March 10, 2006, we had 2,008 shareholders of record.
Distributions
      From January 1, 2004 through August 1, 2005, we paid monthly cash distributions to the holders of our common stock at an annual rate of $0.825 per share (8.25% based on a $10.00 purchase price). The declaration of distributions was at the discretion of our board of directors who determined the amount of distributions on a regular basis. In accordance with our plan of liquidation, regular monthly distributions to the holders of our common shares were terminated effective August 1, 2005. A liquidating distribution of approximately $18,000,000, or $3.91 per share, was paid in August 2005. Future liquidating distributions will be made from proceeds received from the sales of assets, and will be determined at the discretion of our board of directors. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy our liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant.
      We are required to distribute at least 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We expect to continue to qualify as a REIT until our dissolution, but given the change in the nature of our assets and in our sources of income that could result from dispositions of our real estate assets and the need to retain liquid assets in order to meet our liabilities, no assurance can be given that we will not lose or terminate our status as a REIT. Liquidating distributions will result in amounts in excess of our taxable income resulting in a return of capital to our shareholders. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, among others, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
Equity Compensation Plan Information
      In accordance with our plan of liquidation adopted by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2005, we have no equity compensation plans outstanding.

Item 6.	Selected Financial Data
      The following should be read with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
      The information on changes to our net assets since our adoption of the liquidation basis of accounting on June 30, 2005 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including net assets in liquidation, changes in net assets in liquidation, balance sheet information, operating results, and cash flows on the liquidation and going concern bases for the respective periods.

Liquidation Basis

As of
Selected Financial Data(1)	December 31, 2005

STATEMENT OF NET ASSETS:
Total assets	$48,322,000
Mortgage loans payable secured by property held for sale	15,464,000
Net assets in liquidation	32,529,000
Net asset value per share	$7.06

Liquidation Basis

Period from
June 30, 2005
through
December 31, 2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$47,953,000

Change in estimated receipts in excess of estimated costs during liquidation	(1,689,000)
Net increase in fair value	4,265,000
Distributions to shareholders	(18,000,000)

Change in net assets in liquidation	(15,424,000)

Net assets in liquidation, end of period	$32,529,000

	Going Concern Basis

	As of
	December 31,

Selected Financial Data(1)	2004	2003	2002	2001

BALANCE SHEET DATA:
Total assets	$60,553,000	$49,369,000	$67,769,000	$45,441,000
Mortgage loans payable, including property held for sale	19,285,000	9,250,000	28,090,000	24,737,000
Shareholders’ equity	36,819,000	38,107,000	38,216,000	19,765,000
Book value per share	$7.98	$8.20	$8.14	$8.00

	Going Concern Basis

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003	2002	2001

OPERATING DATA:
Total revenues	$—	$—	$—	$—	$—
Income (loss) from continuing operations	332,000	47,000	499,000	(88,000)	(408,000)
Income (loss) from discontinued operations, including gain on sale	(272,000)	2,497,000	3,690,000	2,381,000	(56,000)
Net income (loss)	60,000	2,544,000	4,189,000	2,293,000	(464,000)
Income (loss) per common share, basic and diluted(2):
Income (loss) from continuing operations	$0.07	$0.01	$0.11	$(0.02)	$(0.29)
Income (loss) from discontinued operations	(0.06)	0.54	0.79	0.59	(0.04)

Net income(loss)	$0.01	$0.55	$0.90	$0.57	$(0.33)

OTHER DATA:
Cash flows provided by (used in) operating activities	$883,000	$3,590,000	$2,950,000	$2,290,000	$(1,242,000)
Cash flows provided by (used in) investing activities	249,000	(14,333,000)	2,517,000	(19,279,000)	(7,492,000)
Cash flows (used in) provided by financing activities	(2,121,000)	5,783,000	593,000	19,471,000	12,133,000
Distributions declared	$1,910,000	$3,806,000	$3,843,000	$3,312,000	$1,146,000
Distributions declared per share(2)	$0.41	$0.82	$0.82	$0.83	$0.83
Funds from operations(3)	$1,516,000	$3,487,000	$3,307,000	$2,825,000	$308,000

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	Net income (loss) and distributions per share are based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder’s common stock.

(3)	Prior to the adoption of our plan of liquidation, one of our primary objectives was to provide cash distributions to our shareholders from cash generated by our operations. We consider Funds from Operations, or FFO, to be an appropriate supplemental measure of a REIT’s operating performance, as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. We computed FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

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
Non-cash adjustments to arrive at FFO included depreciation and amortization and net gain (loss) from sale of joint ventures. For additional information, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Funds from Operations, which includes a reconciliation of our GAAP net income available to shareholders to FFO for the period from January 1, 2005 through June 30, 2005 and the years ended December 31, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our plan of liquidation. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current market areas and accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with Triple Net Properties, LLC, or our Advisor; litigation, including without limitation, the investigation of our Advisor by the Securities and Exchange Commission, or the SEC; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. We completed our first property acquisition in September 2000. As of December 31, 2005, we owned interests in seven properties, including interests in two consolidated property and interests in five unconsolidated properties.
      We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2005, we believe we are in compliance with all relevant REIT requirements.
      We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and is renewable on each anniversary thereof for consecutive one-year terms. Our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.
Business Strategy and Plan of Liquidation
      As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended) and (iii) the possible need to reduce our monthly distributions, in November 2004 our board of directors began to investigate whether liquidating now would provide our shareholders with a greater return on our shareholders’ investment over a reasonable period of time than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets was in our shareholders best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. On June 3, 2005, our board of directors approved a plan of liquidation, which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005.

      Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2006 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to our plan of liquidation, we terminated our share repurchase plan and all outstanding options were forfeited.
      In accordance with our plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our properties.
Dispositions in 2005

25351 Commerce Centre Drive — Lake Forest, California
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of approximately $497,000, of which our share of $113,000 is reflected in equity in earnings in our consolidated financial statements. A property disposition fee of $49,000, or 1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement, and sales commissions of $244,000, or 5% of the total sales price, were paid to unaffiliated brokers.

County Center Drive — Temecula, California
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

25391 Commerce Centre Drive — Lake Forest, California
      On July 20, 2005, the 25391 Commerce Centre Drive, property located in Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the property was increased to its estimated fair value less costs to sell, and therefore there was no increase or decrease to our net assets in liquidation as a result of this sale.

City Center West “A” — Las Vegas, Nevada
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

Emerald Plaza — San Diego, California
      On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we owned 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC were paid in full. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $497,000.

25371 Commerce Centre Drive — Lake Forest, California
      On December 28, 2005, our Advisor sold the building located at 25371 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. Our cash proceeds were $1,645,000 after closing costs and other transaction expenses. A property disposition fee of $8,700, or 0.1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $441,000, or 6.0% of the total sales price, were paid to unaffiliated brokers. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $581,000.
Acquisitions in 2004

AmberOaks — Austin, Texas
      On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75% undivided tenant-in-common, or TIC, interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% TICs in the property.
      The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend the term of the loan for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet of gross leaseable area, or GLA, and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. For year ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota
      On February 27, 2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall, from an unaffiliated third party for a purchase price, including closing costs, of $1,631,000.

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in Oakey Building, 2003 Value Fund, LLC, an affiliated party, who is also managed by our Advisor, acquired a 75.5% interest in Oakey Building and unaffiliated members acquired the remaining 14.8% of the Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10% per annum until the due date of April 1, 2005. The loan has been extended until September 6, 2007 and bore interest at a variable rate of LIBOR plus 2% up to the date the note was paid in full. (See Note 18 to the consolidated financial statements.) The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of approximately 104,000 square feet of GLA.

Emerald Plaza — San Diego, California
      On July 26, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, California from an unaffiliated third party for $1,000,000.
      Up to the date of its disposition, Emerald Plaza was owned by the following interest holders as TICs:

AWT Family LP, a limited partnership 70% owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6% (combined)
      Up to the date of its disposition, NNN Emerald Plaza, LLC which owned an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed next to each as well:

	Membership Interest in
Member	NNN Emerald Plaza, LLC	Interest in Emerald Plaza

NNN 2003 Value Fund, LLC	22.2%	4.6%
T REIT, L.P.	13.2%	2.7%
Affiliated Members	0.4%	0.08%
Unaffiliated Members	64.2%	13.2%
      The LLC members included NNN 2003 Value Fund, LLC, an affiliated party who is also managed by our Advisor, and affiliated members, which include executives and employees of our Advisor.
      The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan required interest only payments through the maturity date of June 17, 2007 at a variable interest rate of 4.85% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 354,525 square feet of GLA.

Dispositions in 2004

Gateway Mall — Bismarck, North Dakota
      On March 18, 2004, we sold Gateway Mall to an unaffiliated third party for a sales price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6% per annum and matured on June 14, 2004. The note was refinanced by the buyer and we received $6,500,000 on July 9, 2004 and issued an adjustable note receivable for $2,200,000 (See Note 8 to the consolidated financial statements). The note bears interest at 8.6% per annum and matures on August 1, 2006. In connection with the sale of Gateway Mall, we repaid a note payable secured by the property with an outstanding balance of $4,876,000. We recorded a gain on the sale of $769,000. At closing, we paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota
      On September 9, 2004, we sold the remaining seven acres of land of the Gateway Mall to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bore interest at 4% per annum and was due on March 7, 2005. The note was paid in full on March 7, 2005. We recorded a gain on the sale of $854,000. At closing, we paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

Saddleback Financial Center — Laguna Hills, California
      On December 27, 2004, the Saddleback Financial Center property, in Laguna Hills, California, of which we owned a 25% TIC interest, was sold to an unaffiliated third party for a net sales price of $15,325,000. In connection with that sale, the property repaid a mortgage note payable secured by the property with an outstanding balance of $7,269,000. We received net cash proceeds totaling $1,619,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $853,000. We paid a property disposition fee to Realty of $115,000, or 3.0% of the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price.
Acquisitions in 2003

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, purchased a 10.3% interest in Congress Center from an unaffiliated third party. Congress Center is a 16-story Class A office building of 525,000 square feet of GLA located in Chicago, Illinois.
      Up to the date of its disposition, Congress Center was owned by the following interest holders as tenants in common:

Tenant in Common	Interest Held

G REIT, Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)

      Up to the date of disposition, NNN Congress Center, LLC, which owned an aggregate 28.9% interest in Congress Center, was owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
Member	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      Affiliated entities purchased the remaining undivided TIC interests in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the purchase price.
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

Gateway Mall — Bismarck, North Dakota
      On January 29, 2003, through our wholly-owned subsidiary, T REIT — Gateway Mall ND, LLC, we purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of 334,000 square feet of GLA on a 45-acre site. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or 2.8% of the purchase price.

Enclave Parkway — Houston, Texas
      On December 22, 2003, we, as a member of Enclave Parkway, LLC, purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. Our total investment was $437,500. Enclave Parkway is a 207,000 square feet of GLA Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.
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
Critical Accounting Policies

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by TICs were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.
      The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from June 30, 2005 through December 31, 2005 is as follows:

	June 30,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,808,000	$(2,034,000)	$860,000	$2,634,000
Liabilities:
Liquidation costs	(1,464,000)	387,000	(74,000)	(1,151,000)
Distributions	(316,000)	316,000	—	—
Other	(72,000)	238,000	(1,382,000)	(1,216,000)

	(1,852,000)	941,000	(1,456,000)	(2,367,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,956,000	$(1,093,000)	$(596,000)	$267,000

Net Assets in Liquidation
      The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2005 (the beginning net assets in liquidation):

Shareholders’ equity as of June 30, 2005 — going concern basis	$34,922,000
Increase due to estimated net realizable value of operating properties	4,734,000
Increase due to estimated net realizable value of unconsolidated investment	8,559,000
Assets for estimated receipts in excess of estimated costs during liquidation	1,956,000
Decrease due to the write-off of other intangible assets	(2,218,000)

Adjustment to reflect the change to the liquidation basis of accounting	13,031,000

Estimated value of net assets in liquidation as of June 30, 2005	$47,953,000

      The net assets in liquidation as of December 31, 2005, plus the liquidating distributions through December 31, 2005 of approximately $18,000,000, would result in liquidation distributions per share of approximately $10.97. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale” and “Minority interests — property held for sale.”

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, we recognized base rental revenue income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
      Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

Impairment
      Prior to the adoption of our plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. We assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators which we considered important and which we believed could trigger an impairment review included the following:

•	significant negative industry or economic trend;

•	significant underperformance relative to historical or projected future operating results; and

•	significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. We did not record any impairment losses for the period from January 1, 2005 through June 30, 2005 nor for the years ended December 31, 2004 and 2003.

      As of June 30, 2005, the operating properties were adjusted to their estimated fair value (on an undiscounted basis), less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Real Estate
      Prior to the adoption of our plan of liquidation, we accounted for our investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statements of operations.
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

Scheduled Lease Expirations
      As of December 31, 2005, our consolidated properties were 78% leased to 17 tenants. 17.0% of the leased gross leaseable area, or GLA, expires during 2006. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that tenants in 43% of the expiring GLA will renew for another term.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our plan of liquidation.
Changes In Net Assets In Liquidation

Period from June 30, 2005 through December 31, 2005
      Net assets in liquidation decreased $15,424,000 for the period from June 30, 2005 through December 31, 2005. The primary reasons for the decrease were the distributions to shareholders of approximately $18,000,000, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets due primarily to adjustments from closed sales of properties during the period from June 30, 2005 through March 10, 2006.
Results of Operations
      Our operating results are primarily comprised of income derived from our properties. Because of the adoption of our plan of liquidation, all operating activity from the properties for the period from January 1, 2005 through June 30, 2005 and the years ended December 31, 2004 and 2003 have been reclassified to discontinued operations.

Comparison of the results of operations for the period from January 1, 2005 through June 30, 2005 to the year ended December 31, 2004
      The following discussion of results of operations for the period from January 1, 2005 through June 30, 2005 compared to the year ended December 31, 2004 does not contain comparable periods; however, such comparison is provided to present a discussion of general trends in the operating results of our company.

General and Administrative Expenses
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements, as well as stock based compensation. General and administrative expenses decreased $200,000, or 16%, to $1,013,000 for the period from January 1, 2005 through June 30, 2005 compared to $1,213,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. General and administrative expenses for the period from January 1, 2005 through June 30, 2005 increased $667,000, or 193%, compared to $346,000 for the six months ended June 30, 2004. The increase was due to increased expenses attributable to legal and accounting fees, including, but not limited to, fees related to the preparation of the liquidation proxy and other Exchange Act filings, offset by decreases in printing and tax refunds of $80,000.

Other Income
      Other income consists primarily of income from the reimbursement of property management fees. Other income decreased $44,000, or 46%, to $52,000 for the period from January 1, 2005 through June 30, 2005 compared to $96,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Activity was consistent between years.

Interest Expense
      Interest expense (including amortization of deferred financing costs) decreased by $8,000, or 15%, to $44,000 for the period from January 1, 2005 through June 30, 2005 compared to $52,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Interest expense increased $18,000, or 69%, to $44,000 for the period from January 1, 2005 through June 30, 2005, as compared to $26,000 for the six months ended June 30, 2004. $17,000 of the increase during the period from January 1, 2005 through June 30, 2005 was attributable to interest charged on increased borrowings in a margin securities account with the Margin Lending Program at Merrill Lynch.

Interest and Dividend Income
      Interest and dividend income decreased by $293,000, or 56%, to $233,000 for the period from January 1, 2005 through June 30, 2005 compared to $526,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Activity was consistent between years.

Gain on Sale of Marketable Securities
      Gain on sale of marketable securities increased by $17,000, or 16%, to $126,000 for the period from January 1, 2005 through June 30, 2005 compared to $109,000 for the year ended December 31, 2004. The increase was due to a stronger market as compared to prior year, which resulted in higher gains.

Gain on Sale of Unconsolidated Real Estate
      Gain on sale of unconsolidated real estate of $191,000 for the period from January 1, 2005 through June 30, 2005 was due to the gain realized on the April 19, 2005 sale of County Center Drive.

Equity in Earnings of Unconsolidated Real Estate
      Equity in earnings of unconsolidated real estate increased by $206,000, or 35%, to $787,000 for the period from January 1, 2005 through June 30, 2005, from $581,000 for the year ended December 31, 2004. The increases were primarily due to the decrease in depreciation and amortization expense as Congress Center and City Center West A were listed for sale on February 8, 2005 and March 31, 2005, respectively, and in accordance with SFAS 144, we did not record depreciation after they were listed for sale.

Income (Loss) From Continuing Operations
      Income (loss) from continuing operations was $332,000, or $0.07 per basic and diluted share, for the period from January 1, 2005 through June 30, 2005, compared to $47,000, or $0.01 per basic and diluted share, for the year ended December 31, 2004.

Gain on Sale of Real Estate — Discontinued operations
      Gain on sale of real estate was $2,466,000 for the year ended December 31, 2004. The majority of the gain in 2004 relates to the sale of Gateway Mall and the Saddleback Financial Center property. We did not sell any consolidated properties in 2005.

Income (Loss) from Discontinued Operations
      Income (loss) from discontinued operations decreased $303,000, or 977%, to ($272,000) for the period from January 1, 2005 through June 30, 2005 from $31,000 for the year ended December 31, 2004. Income (loss) from discontinued operations represents the net operating results of two consolidated properties listed for sale during the period from January 1, 2005 through June 30, 2005 and two consolidated properties that were sold during the year ended December 31, 2004.

Net Income
      Net income was $60,000, or $0.01, per basic and dilutive share and $2,544,000, or $0.55, per basic share and dilutive share, for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004, respectively.

Comparison of the results of operations for year ended December 31, 2004 to the year ended December 31, 2003

General and Administrative Expenses
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements, as well as stock based compensation in 2004. General and administrative expenses increased $421,000, or 53%, to $1,213,000 for the year ended December 31, 2004 compared to $792,000 for the year ended December 31, 2003. Contributing to the increase was an increase in costs due to regulatory filings of $181,000, or 43% of the increase.

Other Income
      Other income consists primarily of income from the reimbursement of property management fees. Other income increased by $27,000, or 39%, to $96,000 for the year ended December 31, 2004 compared to $69,000 for the year ended December 31, 2003. We owned more properties in 2004 subject to the fee reimbursement than in 2003, which contributed to the increase.

Interest Expense
      Interest expense (including amortization of deferred financing costs) increased by $2,000, or 4%, to $52,000 for the year ended December 31, 2004, compared to $50,000 for the year ended December 31, 2003. The change was not significant.

Interest and Dividend Income
      Interest income and dividend income increased by $414,000, or 370%, to $526,000 for the year ended December 31, 2004 compared to $112,000 for the year ended December 31, 2003. This increase was primarily due to interest of $263,000 on note receivables issued during 2004 for the sale of Gateway Mall in March and September 2004, as well as dividend income of $86,000 as a result of investments in marketable securities during the year ended December, 31, 2004.

Gain on Sale of Marketable Securities
      Gain on sale of marketable securities was $109,000 for the year ended December 31, 2004. We did not hold the investments in 2003.

Equity in Earnings of Unconsolidated Real Estate
      Equity in earnings of unconsolidated real estate decreased by $579,000, or 50%, to $581,000 for the year ended December 31, 2004, from $1,160,000 for the year ended December 31, 2003. The decline is partially due to our proportionate share of operating losses sustained on Congress Center of ($302,000), Oakey Building of ($19,000) and Emerald Plaza of ($54,000), and the proportionate share of the write off of prepaid loan costs of $85,000 due to the refinancing of the Congress Center property.

Income (Loss) from Continuing Operations
      Income (loss) from continuing operations was $47,000, or $0.01 per basic and diluted share, for the year ended December 31, 2004, compared to $499,000, or $0.11 per basic and diluted share, for the year ended December 31, 2003.

Gain on Sale of Real Estate — Discontinued Operations
      Gain on sale of real estate decreased $148,000, or 6%, to $2,466,000 for the year ended December 31, 2004 as compared to $2,614,000 for the year ended December 31, 2003. The majority of the gain in 2004 relates to the sale of Gateway Mall and the Saddleback Financial Center property. The majority of the gain in 2003 relates to the sale of Thousand Oaks and Pahrump Valley Junction Shopping Center, offset by a loss on the Northstar Crossing Shopping Center.

Income (Loss) from Discontinued Operations
      Income from discontinued operations decreased $1,045,000, or 97%, to $31,000 for the year ended December 31, 2004 from $1,076,000 for the year ended December 31, 2003. The decrease is primarily due to the net operating results of Gateway Mall, which was sold on March 18, 2004 and Gateway Mall land sold on September 9, 2004.

Net Income
      Net income was $2,544,000, or $0.55, per basic and dilutive share and $4,189,000, or $0.90, per basic share and dilutive share, for the years ended December 31, 2004 and 2003, respectively.
Liquidity and Capital Resources
      As of December 31, 2005, our total assets and net assets in liquidation were $48,322,000 and $32,529,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds there from.

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
      Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2006 and anticipate completing our plan of liquidation by July 27, 2007.

Other Liquidity Needs
      We are required to distribute at least 90% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we terminated regular monthly distributions in accordance with our plan of liquidation. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2006. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of approximately $18,000,000 for the period from June 30, 2005 through December 31, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties.

      As of December 31, 2005, we estimate that we will have $2,367,000 of commitments and expenditures during the liquidation period comprised of the following: $1,151,000 of liquidation costs; and various other anticipated expenses of $1,216,000. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
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
      Liquidating distributions will be determined by our board of directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant. To the extent any distributions are made to our shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to shareholders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.
      The stated range of shareholder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant.
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our shareholders. The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and 2003, was as follows:

	Years Ended December 31,

	2005		2004		2003

Ordinary income	$157,000	6.2%	$930,000	24.4%	$332,000	8.6%
Capital gain	614,000	24.3%	2,877,000	75.6%	1,519,000	39.5%
Return of capital	1,759,000	69.5%	—	—	1,993,000	51.9%

	$2,530,000	100.0%	$3,807,000	100.0%	$3,844,000	100.0%

      Subsequent to June 30, 2005, approximately $18,000,000 of liquidating distributions were paid and are treated by shareholders as a return of capital to the extent of a shareholder’s basis in our stock. Distributions in excess of the shareholder’s basis are treated as a capital gain.
      Subject to our board of directors’ actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the disposition of the underlying property.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results, our ability to pay current liabilities as they come due and other unanticipated cash needs.

Cash Flows

Comparison of the period from January 1, 2005 through June 30, 2005 to the year ended December 31, 2004
      Cash flows provided by operating activities were $883,000 for the period from January 1, 2005 through June 30, 2005 as compared to $3,590,000 for the year ended December 31, 2004. The decrease of $2,707,000 was primarily due to lower net income, as well as increases in accounts receivable, decreases in accounts payable and accrued liabilities and lower distributions from unconsolidated real estate.
      Cash flows provided by investing activities were $249,000 for the period from January 1, 2005 through June 30, 2005 compared to cash flows used in investing activities of $14,333,000 for the year ended December 31, 2004. The increase is primarily due to purchases of properties in 2004, where no purchases were made in 2005.
      Cash flows used in financing activities were $2,121,000 for the period from January 1, 2005 through June 30, 2005 compared to cash flows provided by financing activities of $5,783,000 for the year ended December 31, 2004. The decrease of $7,904,000 was primarily due to no new borrowings in 2005.
      As a result of the above, cash and cash equivalents decreased $989,000 for the period from January 1, 2005 through June 30, 2005 to $6,240,000.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
      Cash flows provided by operating activities were $3,590,000 for the year ended December 31, 2004 compared to $2,950,000 the year ended December 31, 2003. The $640,000 increase was primarily due to increases in distributions received and depreciation and amortization related to the newly acquired assets.
      Cash flows used in investing activities were $14,333,000 for the year ended December 31, 2004 compared to cash flows provided by investing activities of $2,517,000 for the year ended December 31, 2003. The use of cash in 2004 was primarily for the acquisition of properties purchased during 2004 as well as the investment in marketable securities, offset by the collection of notes receivable.
      Cash flows provided by financing activities were $5,783,000 for the year ended December 31, 2004 compared to $593,000 for the year ended December 31, 2003. The increase of $5,190,000 was primarily due to increased borrowing in 2004.
      As a result of the above, cash and cash equivalents decreased $4,960,000 for the year ended December 31, 2004 to $7,229,000.

Capital Resources

General
      Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets owned by us and the ability to obtain debt financing from third parties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      The primary uses of cash are to fund distributions to our shareholders, to fund capital investment in the existing portfolio of operating assets and for debt service. We may regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      In accordance with our plan of liquidation, we anticipate our source for the payment of liquidating distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require up to $1,208,000 for the year ended December 31, 2006, for capital expenditures including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds for these expenditures to the extent the reserves or deposit with the lender of $1,111,000 as of December 31, 2005, are not sufficient or cannot be used for theses expenditures.

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $19,214,000 ($15,464,000 liquidation basis) and $19,285,000 as of December 31, 2005 and 2004, respectively. This decrease was due to principal payments on mortgages outstanding at University Heights. Upon sale of the University Heights property on January 31, 2006, we paid off the related mortgage of $4,214,000 in full.
      We have restricted cash balances of $1,111,000 as of December 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      AmberOaks principal payments on mortgages outstanding as of the date of this filing commence March 15, 2006; however, we previously paid monthly interest payments on such debt. We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The line of credit had a term of one year with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The line of credit is subject to a fee of 1% to be paid one-third on each of the date of origination, the first anniversary and the second anniversary. Due to the implementation of our plan of liquidation, we did not renew this line of credit at September 30, 2005.

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $139,606,000 and $224,750,000 as of December 31, 2005 and 2004, respectively. Our share of unconsolidated debt was $16,207,000 and $30,463,000 as of December 31, 2005 and 2004, respectively, as set forth in the summary below. The decrease of $84,941,000 in the mortgage debt was primarily due to the sale of four properties and the subsequent pay-off of related debt.

      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT, Inc.’s	Balance as of	T REIT, Inc.’s
	Ownership	December 31,	Portion of	December 31,	Portion of
Property	Percentage	2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,449,000	$1,780,000	$4,504,000	$1,802,000
County Center Drive	16.0%	—	—	3,103,000	496,000
City Center West “A” Building — TIC	89.1%	—	—	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,900,000	2,861,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,554,000	1,266,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,000,000	749,000	23,310,000	759,000
Oakey Building — LLC	9.8%	8,757,000	855,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	—	—	68,500,000	1,850,000

Total		$139,606,000	$16,207,000	$224,750,000	$30,463,000

      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension called for a monthly payment of $27,000, at an interest rate of 8.0% per annum. On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced by LaSalle Bank National Association, or LaSalle, providing a refinance of the existing mortgage balance, a construction and tenant improvement financing loan of $5,585,000 and additional financing for operating and interest expenses during the construction period up to $1,065,000. The loan terms provide for our option of LaSalle’s prime rate or the applicable LIBOR rate plus 2.0% per annum. As of December 31, 2005, the interest rate was 6.29%. This loan requires monthly interest-only payments. The principal and any unpaid interest is due on September 6, 2007. However, our Advisor sold the Oakey Building on January 24, 2006, and the loan was repaid in full.
      On July 1, 2005, the mortgage loan secured by the Titan Building and Plaza property was refinanced with Imperial Capital Bank. Under the terms of the new agreement, the property may borrow up to $6,900,000 and is required to pay monthly interest-only payments. The loan bears interest at the six month LIBOR plus 3.63% per annum or a fixed interest rate of 7.26% per annum. As of December 31, 2005, the interest rate was 7.32% per annum. The principal and any unpaid interest is due and payable on July 1, 2007.
      Throughout 2005, the Emerald Plaza property, of which we owned a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10% of the GLA, and, in accordance with the provisions of the loan agreement, the property was subject to a lockbox whereby all funds received from the property were deposited in a lockbox controlled by the lender. Once the debt service payments were satisfied from the lockbox, the property was entitled to receive budgeted operating expenses. All debt service obligations were satisfied throughout the year. On November 10, 2005, the Emerald Plaza property was sold, and the related loan was repaid in full.
      On January 23, 2006, our Advisor sold the Reno Trademark Building and the loan was repaid in full.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, and our Advisor. As of December 31, 2005 and 2004, the following notes payable were outstanding:

Cunningham Lending Group, LLC
      As of December 31, 2004, Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 8% per annum, which was due one year from the origination. Pacific Corporate Park borrowed an additional $1,225,000 during February, March and April 2005 at an interest rate of 8% per annum, which was due one year from origination. All of the Pacific Corporate Park notes plus accrued interest were repaid on July 20, 2005.
      Emerald Plaza borrowed $743,000 during February, March and April 2005 at an interest rate of 8% per annum, which was due one year from origination. These notes plus all accrued interest were paid in full on November 10, 2005.

Triple Net Properties, LLC
      County Center Drive had $121,000 due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our shareholders of at least 90% of REIT taxable income. Prior to the adoption of our plan of liquidation, in the event that there was a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we could seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We currently have additional equity to borrow from our consolidated properties that could be used for such purposes. We will also pay liquidating distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.
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

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$300 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Boiler and machinery	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Property Terrorism	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Earthquake (all states, except CA & OK)	$20 million annual aggregate loss sublimit, subject to a $50,000 per occurrence deductible

Type of Insurance Coverage	Loss Exposure/Deductible

Earthquake (California properties only)	$100 million annual aggregate loss sublimit, subject to a 5% ($100,000 minimum) per occurrence deductible
Flood — named storm	$35 million annual aggregate loss limit, subject to a 5% total insurable value of the property ($100,000 minimum) per occurrence deductible
Flood — Zone A	$20 million annual aggregate loss sublimit, subject to a 5% ($1,000,000 minimum) per occurrence deductible
Flood — Zone B	$35 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
Flood — all other	$100 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
General liability	$1 million each occurrence limit of liability and $25 million annual general aggregate limit of liability, including terrorism
Automobile liability	$1 million per accident for all Owned, Hired and Non-Owned
Umbrella (excess liability)	$100 million annual aggregate limit of liability excess of underlying General Liability, including terrorism

Debt Service Requirements
      One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages on our two consolidated properties. As of December 31, 2005, both University Heights and AmberOaks were subject to existing mortgages which had a principal amount outstanding of $19,214,000 ($15,464,000 liquidation basis), which consisted of $4,214,000, or 27% allocable fixed rate debt at a weighted-average interest rate of 5.25% per annum and $15,000,000 ($11,250,000 liquidation basis) of variable rate debt at a weighted-average interest rate of 8.0% per annum as of December 31, 2005. As of December 31, 2005, the weighted-average interest rate on our outstanding mortgages was 7.4% per annum. The scheduled principal payments due on mortgages payable for each of the next five years and thereafter, as of December 31, 2005, are as follows (liquidation basis):

2006	$183,000
2007	11,202,000
2008	4,079,000
2009	—
2010	—
Thereafter	—

$15,464,000

Contractual Obligations
      The following table provides information with respect to the maturities, including scheduled principal payments of secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of December 31, 2005 (liquidation basis). The table does not reflect any available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — fixed rate debt	$63,000	$4,151,000	$—	$—	$4,214,000
Interest payments — fixed rate debt	223,000	238,000	—	—	461,000
Principal payments — variable rate debt	120,000	11,130,000	—	—	11,250,000
Interest payments — variable rate debt (rate as of December 31, 2005)	831,000	84,000	—	—	915,000

Total	$1,237,000	$15,603,000	$—	$—	$16,840,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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
      The following is the calculation of FFO for the period from January 1, 2005 through June 30, 2005 and the years ended December 31, 2004 and 2003, respectively:

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Net income	$60,000	$2,544,000	$4,189,000
Add:
Depreciation and Amortization — continuing operations	—	—	—
Depreciation and Amortization — discontinued operations	1,026,000	50,000	321,000
Depreciation and Amortization — unconsolidated real estate operating properties	430,000	3,359,000	1,411,000
Less:
Gain on sale of property	—	(2,466,000)	(2,614,000)

Funds from operations	$1,516,000	$3,487,000	$3,307,000

Weighted-average common shares outstanding — basic and diluted	4,605,000	4,630,000	4,676,000

Gain on sale of investments included in net income and FFO	$317,000
Subsequent Events
      On January 23, 2006, we sold the Reno Trademark property in Reno, Nevada, of which we owned a 40% interest, to Skyline, LP, an unaffiliated third party, for $10,625,000. At closing, real estate sales commissions were paid to unaffiliated brokers in the amount of $378,125, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 were increased by approximately $56,000.
      On January 24, 2006, we sold the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000. $1,424,200 of the total sales price was paid to Trans-Aero as a rent guaranty to Trans-Aero which shall be held in escrow and paid to Trans-Aero on a monthly basis over time. Upon closing, disbursement payments to our Advisor were made as follows: (i) construction management fees in the amount of $169,100 of the total sales price, of which we paid $16,500; and (ii) loan refinancing fees of

$96,100 of the total sales price, of which we paid $0. A property disposition fee of $499,600 of the total sales price was paid to Realty, of which we paid $65,200. Pursuant to an agreement between our Advisor and Realty, 75% of the amount we paid to Realty was passed through to our Advisor. Sales commissions of $667,500 of the total sales price were paid to unaffiliated brokers, of which we paid $65,200. The loan at the property of $8,757,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 were increased by approximately $810,000.
      On January 31, 2006, we sold the University Heights property in San Antonio, Texas, of which we owned a 100% interest, to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. A property disposition fee of $246,000, or 3% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor, pursuant to an agreement between our Advisor and Realty. Sales commissions of $246,000, or 3% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $1,800 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 changed by an immaterial amount.
      On February 7, 2006, the board of directors approved a liquidating distribution of $12,000,000, or $2.60 per share, comprised of the net proceeds from the recent property sales and available cash from prior property sales and operations. We distributed a letter dated February 8, 2006 to our shareholders regarding the Company’s sale of four properties, as well as this $12,000,000 liquidating distribution to our shareholders pursuant to our plan of liquidation.
New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or Issue 04-05. The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP No2. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Approximately 73% of our mortgage notes payable as of December 31, 2005 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow at primarily fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below provides information about our mortgage debt obligations on a liquidation basis, and presents the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt	$63,000	$72,000	$4,079,000	$—	$—	$—	$4,214,000	$4,214,000
Average interest rate on maturing fixed rate debt	5.25%	5.25%	5.25%	—	—	—	5.25%
Variable rate debt	$120,000	$11,130,000	$—	$—	$—	$—	$11,250,000	$11,250,000
Average interest rate on maturing variable rate debt (as of December 31, 2005)	8.0%	8.0%	—	—	—	—	8.0%
      The weighted-average interest rate of our mortgage debt as of December 31, 2005 was 7.4% per annum. As of December 31, 2005, our mortgage debt consisted of $4,214,000, or 27% of the total debt, at a fixed interest rate of 5.25% per annum and an aggregate $15,000,000 ($11,250,000 liquidation basis), or 73% of the total debt, at a weighted-average variable interest rate of 8.0% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2005, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $75,000, or 6.25%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk. Certain of our loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.
      Our exposure to market changes in interest rates is similar to that which we faced as of December 31, 2004. The table below presents, as of December 31, 2004, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$65,000	$69,000	$72,000	$4,079,000	$—	$—	$4,285,000	$4,662,000
Average interest rate on maturing fixed rate debt	5.25%	5.25%	5.25%	5.25%	—	—	5.25%
Variable rate debt	$—	$197,000	$14,803,000	$—	$—	$—	$15,000,000	$16,072,000
Average interest rate on maturing variable rate debt (as of December 31, 2004)	—	5.75%	5.75%	—	—	—	5.75%
      The weighted-average interest rate of our mortgage debt as of December 31, 2004 was 5.64% per annum. As of December 31, 2004, our mortgage debt consisted of $4,285,000, or 22% of the total debt, at a fixed interest rate of 5.25% per annum and $15,000,000, or 78% of the total debt, at a weighted-average variable interest rate of 5.75% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2004, for example, a 0.25% increase in LIBOR would have increased our overall annual interest expense by $37,500 or 4.35%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk. Certain of our loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Item 8.	Financial Statements and Supplementary Data
      See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

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
      Following the signatures section of this Form 10-K are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act). Subject to the limitations noted above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that Evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.
      We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act, because we are not an accelerated filer.
      (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table and biographical descriptions set forth information with respect to our officers and directors as of March 10, 2006.

Name	Age	Position	Term of Office

Anthony W. Thompson	59	Chairman of the Board of Directors	Since 1999
D. Fleet Wallace	38	Director	Since 2002
W. Brand Inlow	52	Director	Since 2002
Scott D. Peters	48	Executive Vice President and Chief Financial Officer	Since 2004
Jack R. Maurer	62	Chief Executive Officer and President	Since 2004
Andrea R. Biller	55	Secretary	Since 2004
      There are no family relationships between any directors, executive officers or between any director and executive officer.
      Anthony W. (“Tony”) Thompson has served as chairman of our board of directors, chief executive officer, president and a director since December 1999. Mr. Thompson resigned as chief executive officer and president in August 2004. Mr. Thompson is a co-founder and owns 36% of our Advisor, Triple Net Properties, LLC, and has been its chief executive officer and chairman of its board of managers since its inception in April 1998. He is also president and 84% owner of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us. Mr. Thompson has also served as chairman on the board of directors of G REIT, Inc., an affiliate, since December 2001 and previously served as that company’s chief executive officer and president from December 2001 until December 2005. Prior to April 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson also serves as the chairman of the board of our dealer manager, NNN Capital Corp. Mr. Thompson has been a registered representative with the National Association of Securities Dealers, or NASD, since 1969 and a licensed securities principal since 1986. Mr. Thompson serves as the chairman of our board of directors and of G REIT, Inc. He is a 1969 graduate of Sterling College with a BS degree in economics. He is a member of the Sterling College board of trustees and various other charitable and civic organizations.
      D. Fleet Wallace has served as a director of our company since May 2002. He is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of

G REIT, Inc. Mr. Wallace received a BA degree in history from the University of Virginia in 1990 and a JD degree from the University of Virginia in 1994.
      W. Brand Inlow has served as a director of our company since May 2002. He is a principal, co-founder, and serves as director of acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, VA conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as president of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was vice president of acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999 Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as assistant vice president and senior acquisition analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of G REIT, Inc.
      Scott D. Peters has served as our executive vice president and chief financial officer since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Since December 2005, Mr. Peters also serves as chief executive officer and president of G REIT, Inc., having served as its executive vice president and chief financial officer from September 2004 until December 2005. Mr. Peters has also served as the chief financial officer and a member of the board of managers of our Advisor since September 2004. Since July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a real estate investment trust, which became publicly traded in February 1997. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
      Jack R. Maurer has served as our secretary and treasurer from December 1999 through August 2004, and as our chief executive officer and president since August 2004 through the present. He has served as chief financial officer of our Advisor from April 1998 to December 2001, when he became financial principal of NNN Capital Corp., and has served as executive vice president of G REIT, Inc., an affiliate, since December 2001. Mr. Maurer has over 33 years of real estate financial management experience, including chief financial officer and controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a general partner and CEO of Wescon Properties, where he was involved in finance, accounting and forecasting. His previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS degree from California University at Northridge in 1973 and is a registered general securities principal with the NASD.
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
Our Advisor’s Managers and Executive Officers
      As of December 31, 2005, Anthony W. Thompson, Scott D. Peters, Jack R. Maurer, Talle A. Voorhies, Louis J. Rogers, and Daniel R. Baker serve as members of our Advisor’s board of managers.

None of the members of our Advisor’s board of managers are independent. The members of our Advisor’s board of managers serve for unlimited terms and our Advisor’s executive officers serve at the discretion of our Advisor’s board of managers. The members of our Advisor’s board of managers and our Advisor’s executive officers as of December 31, 2005 are as follows:
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
      Andrea R. Biller also serves as general counsel for our Advisor and as one of our executive officers. See disclosure above.
      Talle A. Voorhies has served as a member of our Advisor’s board of managers since 1998. She also served as our Advisor’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our Offerings. Ms. Voorhies has also served as vice president of G REIT, Inc. since December 2001. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Advisor’s investor services department and is a registered financial principal with the NASD.
      Louis J. Rogers has served as president and a member of the board of managers of our Advisor since September 2004. Mr. Rogers was a member of the law firm of Hirschler Fleischer from 1988 and a shareholder of the firm from 1994 until December 31, 2004. At Hirschler Fleischer he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Mr. Rogers earned a BS degree from Northeastern University in 1979 (with highest honors), a BA degree (with honors) in 1981, an MA degree in 1985 in jurisprudence from Oxford University and a J.D. degree in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.
      Daniel R. “Dan” Baker has served as a member of the board of managers of our Advisor since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provided asset management, construction management, property management, and real estate development, services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the board of Union Land and Management Company and director and president of Coastal American Corporation. In these positions, Mr. Baker has managed commercial real estate assets in excess of $200 million in market value. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a BA degree in government, Mr. Baker participates in numerous community organizations. Mr. Baker is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Richard T. Hutton Jr. has served as a member of the board of managers of our Advisor since September 2005 and as the chief investment officer of our Advisor since August 2003. Mr. Hutton has also served as our interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004 and has also served as the chief executive officer of NNN 2003 Value Fund, LLC since September 2004. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president property management for our Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of
G REIT, Inc. and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.
      Shannon Alter has served as executive vice president — public real estate for our Advisor since October 2005. Prior to that, Ms. Alter served as senior vice president-director of operations for our Advisor since June 2002. Ms. Alter oversees our Advisor’s portfolio, manages the property management staff and is in charge of third party property managers. Ms. Alter owned and ran Retail Management Services, a commercial real estate consulting firm, from 1996 to June 2002. Ms. Alter’s experience includes prior positions as manager of property management for The Vons Companies, Inc. and director of property management for Diversified Shopping Centers. She was the 2004 President of the Orange County Institute of Real Estate Management, or IREM, chapter and teaches IREM courses on a national and local basis. Ms. Alter is widely published and was awarded the Journal of Property Management Article of the Year award for 1998 and 1999. Ms. Alter holds a BA degree from the University of Southern California.
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
Committees of Our Board of Directors

Audit Committee
      We have a standing audit committee, the members of which are selected by our board of directors each year. Our audit committee is comprised of our two independent directors, Messrs. Inlow and Wallace. Each member of our audit committee meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Our board of directors has determined that Mr. Inlow qualifies as an “audit committee financial expert” under the rules of the SEC. The audit committee:

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

Executive Compensation Committee
      Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for the directors and executive officers. The members of the executive compensation committee are Messrs. Thompson, Wallace and Inlow. At present, the executive compensation committee serves only to determine the stock option grants under our two stock option plans. In accordance with the adoption of our plan of liquidation by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2005 we have no equity compensation plans outstanding.

Special Committee
      On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to consider alternatives reasonably available to us to analyze whether liquidation of all of our assets is in our shareholders best interests, and to make a recommendation to our entire board of directors and our shareholders with respect to our plan of liquidation.
      On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting Shareholders held on July 27, 2005.
Compensation of Directors
      We pay each independent director a fee of $1,000 for attending, in person or by telephone, each regular meeting of the board of directors. Additionally, each independent director will receive a fee of $500 for attending, in person or by telephone, each committee meeting attended by such director, except that the chairman of the audit committee receives $1,000 for attending, in person or by telephone, each audit committee meeting.

Independent Director Stock Option Plan
      In February 2000 we adopted the independent director stock option plan, or the Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan.

      The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of our common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of our common stock at the applicable option exercise price may be granted on the date of each annual meeting of shareholders or as otherwise determined to each independent and outside director so long as the individual is still in office. As of December 31, 2004, we had granted options to purchase 50,000 shares in accordance with the Director Plan. We did not grant any options in 2005. The Director Plan was approved at the annual shareholder meeting on June 28, 2003. Pursuant to our plan of liquidation, as of July 27, 2005 the Director Plan was terminated and all options under the plan were forfeited.

Officer and Employee Stock Option Plan
      In February 2000, we adopted the officer and employee stock option plan, or the Officer Plan. All of the officers and employees are eligible to participate in the Officer Plan; however, we have no employees as of December 31, 2005.
      We have authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of the compensation committee, has discretion to grant options to officers and employees effective as of each annual meeting of our shareholders. The Officer Plan was approved at the annual shareholder meeting on June 28, 2003. As of December 31, 2004, we had granted options to purchase 375,000 shares in accordance with the Officer Plan. We did not grant any options in 2005. Pursuant to our plan of liquidation, as of July 27, 2005 the Officer Plan was terminated and all options under the plan were forfeited.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers, directors and persons who own 10% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and shareholders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).
      Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required), we believe that since we have become publicly registered none of our officers and directors complied with any applicable Section 16(a) filing requirements (we have no shareholders who own 10% of more of our common stock).
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all directors, consultants and employees, including the chief executive officer and the principal financial officers and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to T REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. These executive officers are compensated by our Advisor and/or its affiliates and will not receive any compensation from us for their services, outside of the Officer Plan.
Option/SAR Grants in Last Fiscal Year
      No option grants were made to officers and directors for the year ended December 31, 2005. Pursuant to our plan of liquidation, all outstanding options were forfeited.
Compensation Committee Interlocks and Insider Participation
      During 2005, the following directors served on the compensation committee: Messrs. Thompson, Wallace and Inlow.
Board Compensation Committee Report on Executive Compensation
      The executive compensation committee may recommend awards of stock options to officers and other employees under the Officer Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
PRINCIPAL SHAREHOLDERS
      The following table shows, as of March 10, 2006, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) the chief executive officer (and each of our four most highly compensated executive officers if such officer’s salary and bonus for 2005 exceeded $100,000), (3) each director and (4) all directors and executive officers as a group.

	Number of
	Shares of
	Common Stock
	Beneficially	Percent of
Name of Beneficial Owner	Owned(1)	Class

Anthony W. Thompson, Chairman(2)	22,214	*
Jack R. Maurer, Chief Executive Officer and President(3)	—	*
D. Fleet Wallace, Director	552	*
W. Brand Inlow, Director	552	*

All Directors and Executive Officers as a group	23,318	*

*	Represents less than 1% of our outstanding common stock.

(1)	Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Mr. Thompson served as our chief executive officer until his resignation effective August 18, 2004. Includes 114 shares owned by AWT Family LP, a limited partnership 70% owned by Mr. Thompson and 22,100 shares owned by our Advisor, a limited liability company controlled by Mr. Thompson.

(3)	Mr. Maurer was appointed as our chief executive officer and president effective August 18, 2004.

Equity Compensation Plan Information
      In accordance with the adoption of our plan of liquidation by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2005 we have no equity compensation plans outstanding.

Item 13.	Certain Relationships and Related Transactions
      Our Advisor is primarily responsible for managing our day-to-day business affairs and assets and carrying out the directives of our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. All of our officers and one of our directors are affiliated with our Advisor and these officers and directors collectively own approximately 38% of the equity interest in our Advisor. As of December 31, 2005, our Advisor advises 137 entities that have invested in properties located in 24 states.
      Before the commencement of our initial public offering, our Advisor purchased 22,100 shares of common stock at a price of $9.05 per share for $200,005 in cash. Our Advisor intends to retain such shares while serving as our Advisor.
Advisory Agreement
      The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an approximate 38% equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined in the Advisory Agreement, or 25% of net income for the previous four quarters. For the years ended December 31, 2005, 2004 and 2003, such reimbursement had not exceeded these limitations. We paid our Advisor $183,000, $319,000 and $1,000 for services provided to us for the years ended December 31, 2005, 2004 and 2003.
      Our Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in us. Upon the adoption of our plan of liquidation, this fee was permanently waived by our Advisor. There were no asset management fees incurred or paid to our Advisor during the years ended December 31, 2005, 2004 and 2003.
Property Management Fees
      Under the terms of the Advisory Agreement, we pay Realty a property management fee equal to 5% of the gross revenue from the properties. For the years ended December 31, 2005, 2004, and 2003, we incurred property management fees to Realty of $291,000, $343,000 and $195,000, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. These fees are paid monthly.

Real Estate Commissions and Dispositions Fees
      Under the terms of the Advisory Agreement, Realty may receive commissions from acquisitions and dispositions of our properties. For the years ended December 31, 2005, 2004 and 2003, we paid commissions to Realty of $3,491,000, $843,000 and $350,000, respectively, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.
Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow after our shareholders have received an 8.0% annual return on their invested capital. Upon approval of our plan of liquidation by our shareholders, our Advisor’s board of managers permanently waived any distributions that our Advisor may have become entitled to receive in connection with its incentive performance units. No incentive distributions were made to our Advisor for the years ended December 31, 2005, 2004 and 2003.
Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Advisor.
Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, and our Advisor. As of December 31, 2005 and 2004, the following notes payable were outstanding:

Cunningham Lending Group, LLC
      As of December 31, 2004, Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 8% per annum, which was due one year from the origination. Pacific Corporate Park borrowed an additional $1,225,000 during February, March and April 2005 at an interest rate of 8% per annum, which was due one year from origination. All of the Pacific Corporate Park notes plus accrued interest were repaid on July 20, 2005.
      Emerald Plaza borrowed $743,000 during February, March and April 2005 at an interest rate of 8% per annum, which was due one year from origination. These notes plus all accrued interest were paid in full on November 10, 2005.

Triple Net Properties, LLC
      County Center Drive had $121,000 due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.
Related Party Accounts Receivable

Leases
      In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the new lessor only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $220,000 and $460,000 related to our obligations under the guaranty as of December 31, 2005 and 2004, respectively. We have no collateral; however, we have recourse against our Advisor under the indemnity agreement. As of December 31, 2005, we have been reimbursed by our Advisor for all amounts paid under the guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.
Executive Officer Investments in Unconsolidated Real Estate
      We have purchased certain TIC interests in properties where our executive officers or non-independent director also have made investments.

Emerald Plaza — San Diego, California
      On July 26, 2004, we purchased a 2.7% membership interest in the Emerald Plaza Building in San Diego, California, through NNN Emerald Plaza, LLC.
      AWT Family LP, a limited partnership 70% owned by Anthony W. Thompson, who was our chief executive officer, president and chairman of our board of directors at the time of the purchase, purchased a 1.9% TIC interest in the property in the amount of $802,500.
      Jack R. Maurer, who was our Treasurer at the time of the purchase, purchased a 0.3% membership interest through NNN Emerald Plaza, LLC for $25,000.
      On November 10, 2005, our Advisor sold the Emerald Plaza Building to an unaffiliated third party.
Business Relationships with Legal Counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2005, we incurred and paid legal fees to Hirschler Fleischer of $10,000. Mr. Rogers has been a member of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and, since January 2005, has served as their senior counsel. Effective August 15, 2004, Mr. Rogers was appointed president of our Advisor and effective September 27, 2004, Mr. Rogers was appointed a member of our Advisor’s board of managers. As of December 31, 2005, Mr. Rogers owns 2.0% of our Advisor and 16.0% of Realty.

Item 14.	Principal Accounting Fees and Services
      Grant Thornton, LLP served as our independent auditors from August 22, 2002, until they were dismissed by us on February 8, 2004. Deloitte has served as our independent auditors since February 8, 2004 and audited our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
      The following table lists the fees for services rendered by our independent auditors for 2005 and 2004:

Services	2005	2004

Audit Fees(1)	$342,000	$401,000
Audit-Related Fees(2)	88,000	74,000
Tax Fees(3)	58,000	172,000
All Other Fees(4)	—	—

Total	$488,000	$647,000

(1)	Audit fees billed in 2005 and 2004 consisted of audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2005 and 2004 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2005 and 2004 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2005 or 2004.
      The audit committee has determined that the provision by Deloitte of non-audit services for us in 2005 is compatible with Deloitte’s maintaining its independence.
      The audit committee has approved Deloitte to perform the following non-audit services for us during 2005:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Financial Statements:
      (a)(2) Financial Statement Schedules:
      The following financial statement schedules for the year ended December 31, 2005 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	112
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	113
      All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (a)(3) Exhibits:
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
      (b) Exhibits:
      See item 15(a)(3) above.
      (c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	112
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
T REIT, Inc.
      We have audited the accompanying consolidated balance sheet of T REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years then ended and the consolidated statement of operations and comprehensive income, shareholders’ equity and cash flows for the period from January 1, 2005 through June 30, 2005. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation for the period from June 30, 2005 through December 31, 2005. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      As described in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation and, as a result, the Company has changed its basis of accounting to the liquidation basis effective June 30, 2005.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of T REIT, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years then ended and for the period from January 1, 2005 through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America and their consolidated statement of net assets in liquidation as of December 31, 2005 and the changes in consolidated net assets in liquidation for the period from June 30, 2005 through December 31, 2005 applied on the basis described in the proceeding paragraph. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 10, 2006

T REIT, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
December 31, 2005

ASSETS
Real estate investments:
Real estate held for sale	$25,075,000
Investments in unconsolidated real estate	11,710,000

36,785,000
Cash and cash equivalents	3,575,000
Restricted cash	1,111,000
Investment in marketable securities	1,924,000
Accounts receivable, net	1,675,000
Accounts receivable from related parties	223,000
Notes receivable	2,762,000
Asset for estimated receipts in excess of estimated costs during liquidation	267,000

Total assets	48,322,000

LIABILITIES
Mortgages payable secured by properties held for sale	15,464,000
Accounts payable and accrued liabilities	233,000
Security deposits and prepaid rent	96,000

Total liabilities	15,793,000

Net assets in liquidation	$32,529,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004

ASSETS
Real estate investments:
Properties held for sale, net	$23,874,000
Investments in unconsolidated real estate	19,272,000

43,146,000
Cash and cash equivalents	7,229,000
Restricted cash	1,691,000
Investment in marketable securities	491,000
Accounts receivable, net	125,000
Accounts receivable from related parties	514,000
Other assets — properties held for sale, net	3,822,000
Other assets	236,000
Notes receivable	3,299,000

Total assets	$60,553,000

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Mortgages payable secured by properties held for sale	$19,285,000
Accounts payable and accrued liabilities	1,904,000
Accounts payable to related parties	49,000
Distributions payable	327,000
Security deposits and prepaid rent	253,000

21,818,000
Minority interests — property held for sale	1,916,000
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,720,000 shares issued, 4,612,000 shares outstanding	47,000
Additional paid-in capital	41,533,000
Treasury stock, 107,000 shares	(979,000)
Distributions in excess of earnings	(3,792,000)
Accumulated other comprehensive income	10,000

Total shareholders’ equity	36,819,000

Total liabilities, minority interests and shareholders’ equity	$60,553,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Period from June 30, 2005 through December 31, 2005

Net assets in liquidation, beginning of period	$47,953,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(1,381,000)
Distributions received from unconsolidated properties	(653,000)
Payments of liquidation costs and other amounts	941,000
Change in estimated receipts in excess of estimated costs during liquidation	(596,000)

Changes to asset for estimated receipts in excess of estimated costs during liquidation	(1,689,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	130,000
Change in fair value of real estate investments	3,042,000
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	1,093,000

Net increase in fair value	4,265,000

Distributions to shareholders	(18,000,000)

Change in net assets in liquidation	(15,424,000)

Net assets in liquidation, end of period	$32,529,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Years Ended December 31, 2004 and 2003

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Expenses:
General and administrative	$1,013,000	$1,213,000	$792,000

Operating loss	(1,013,000)	(1,213,000)	(792,000)
Other income (expense):
Other income	52,000	96,000	69,000
Interest expense (including amortization of deferred financing costs)	(44,000)	(52,000)	(50,000)
Interest and dividend income	233,000	526,000	112,000
Gain on sale of marketable securities	126,000	109,000	—
Gain on sale of unconsolidated real estate investments	191,000	—	—
Equity in earnings of unconsolidated real estate	787,000	581,000	1,160,000

Income (loss) from continuing operations	332,000	47,000	499,000
Discontinued operations:
Gain on sale of real estate	—	2,466,000	2,614,000
Income (loss) from discontinued operations	(272,000)	31,000	1,076,000

Net income	$60,000	$2,544,000	$4,189,000

Comprehensive income:
Net income	60,000	2,544,000	$4,189,000
Unrealized (loss) gain on marketable securities	(24,000)	10,000	—

Comprehensive income	$36,000	$2,554,000	$4,189,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$0.07	$0.01	$0.11
Discontinued operations — basic and diluted	(0.06)	0.54	0.79

Total net income per common share — basic and diluted	$0.01	$0.55	$0.90

Weighted-average common shares outstanding — basic and diluted	4,605,000	4,630,000	4,676,000

Distributions declared per share	$0.41	$0.82	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Years Ended December 31, 2004 and 2003

	Common Stock					Accumulated
					Distributions in	Other
	Number of	Par	Additional	Treasury	Excess of	Comprehensive
	Shares	Value	Paid-In Capital	Stock	Earnings	Income (Loss)	Total

BALANCE — December 31, 2002	4,696,000	$47,000	$41,265,000	$(220,000)	$(2,876,000)	$—	$38,216,000
Net income	—	—	—	—	4,189,000	—	4,189,000
Distributions	—	—	—	—	(3,843,000)	—	(3,843,000)
Repurchase of shares	(50,000)	—	—	(455,000)	—	—	(455,000)

BALANCE — December 31, 2003	4,646,000	47,000	41,265,000	(675,000)	(2,530,000)	—	38,107,000
Net income	—	—	—	—	2,544,000	—	2,544,000
Unrealized gain on marketable securities	—	—	—	—	—	10,000	10,000

Comprehensive income							2,554,000
Stock based compensation	—	—	268,000	—	—	—	268,000
Distributions	—	—	—	—	(3,806,000)	—	(3,806,000)
Repurchase of shares	(34,000)	—	—	(304,000)	—	—	(304,000)

BALANCE — December 31, 2004	4,612,000	47,000	41,533,000	(979,000)	(3,792,000)	10,000	36,819,000

Net income	—	—	—	—	60,000	—	60,000
Unrealized loss on marketable securities	—	—	—	—	—	(24,000)	(24,000)

Comprehensive income							36,000
Distributions	—	—	—	—	(1,910,000)	—	(1,910,000)
Stock based compensation	—	—	64,000	—	—	—	64,000
Repurchase of shares	(7,000)	—	—	(87,000)	—	—	(87,000)

BALANCE — June 30, 2005	4,605,000	$47,000	$41,597,000	$(1,066,000)	$(5,642,000)	$(14,000)	$34,922,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Years Ended December 31, 2004 and 2003

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,000	$2,544,000	$4,189,000
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received in excess of equity in earnings of unconsolidated real estate	706,000	964,000	631,000
Gain on sale of real estate investments	—	(2,466,000)	(2,614,000)
Gain on sale of unconsolidated real estate investments	(191,000)	—	—
Gain on sale of marketable securities	(126,000)	(109,000)	—
Depreciation and amortization — continuing and discontinued operations	1,237,000	2,404,000	472,000
Stock based compensation expense	64,000	268,000	—
Minority interest expense	(124,000)	(85,000)	—
Change in operating assets and liabilities:
Accounts receivable	(83,000)	(96,000)	(308,000)
Accounts receivable/payable from/to related parties	(617,000)	24,000	56,000
Amortization of deferred financing cost	57,000	99,000	121,000
Other assets	131,000	(376,000)	145,000
Accounts payable and accrued liabilities	(440,000)	452,000	343,000
Security deposits and prepaid rent	209,000	(33,000)	(85,000)

Net cash provided by operating activities	883,000	3,590,000	2,950,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,101,000)	(7,236,000)	—
Proceeds from sale of marketable securities	4,909,000	6,865,000	—
Purchase of real estate operating properties	—	(23,091,000)	(9,580,000)
Purchase of investments in unconsolidated real estate	—	(1,125,000)	(2,438,000)
Restricted cash	310,000	(1,117,000)	356,000
Capital expenditures	(3,000)	(80,000)	(198,000)
Proceeds from disposition of properties	—	3,245,000	13,320,000
Proceeds from sale of unconsolidated real estate	603,000	1,619,000	—
Collections of notes receivable	531,000	6,576,000	(60,000)
Real estate deposits applied to purchases	—	11,000	1,117,000

Net cash provided by (used in) investing activities	249,000	(14,333,000)	2,517,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	15,000,000	5,000,000
Principal payments on notes payable and credit facility	(33,000)	(5,510,000)	(106,000)
Borrowings on credit facility	—	545,000	—
Repurchase of shares	(87,000)	(304,000)	(455,000)
Distributions paid	(1,910,000)	(3,796,000)	(3,846,000)
Distributions to minority shareholders	(91,000)	(152,000)	—

Net cash (used in) provided by financing activities	(2,121,000)	5,783,000	593,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(989,000)	(4,960,000)	6,060,000
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000	12,189,000	6,129,000

CASH AND CASH EQUIVALENTS — end of period	$6,240,000	$7,229,000	$12,189,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Years Ended December 31, 2004 and 2003

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$638,000	$1,211,000	$1,780,000

Income taxes	$3,000	$6,000	$30,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
INVESTING ACTIVITIES
Decrease in notes payable due to the sale of properties	$—	$—	$23,732,000
Note receivable due to sale of properties	$—	$9,228,000	$—
Minority interest liability of acquisitions	$—	$2,153,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Organization and Description of Business
      T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2005, we owned two consolidated properties and interests in five unconsolidated properties. All of our properties are either office or office/industrial properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and is renewable on each anniversary thereof for consecutive one-year terms. Our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

Plan of Liquidation
      On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board’s decision to adopt our plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2006 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation in the period from January 1, 2005 through June 30, 2005. See “Property Held for Sale” below.

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statements of operations.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective assets and liabilities. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
      Net assets in liquidation decreased $15,424,000 for the period from June 30, 2005 through December 31, 2005. The primary reasons for the decrease were the distributions to shareholders of approximately $18,000,000, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets due primarily to adjustments from closed sales of properties during the period from June 30, 2005 through March 10, 2006.

Operating Properties
      Prior to the adoption of our plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs were charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation was removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of our plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We recognized an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the period from January 1, 2005 through June 30, 2005 or for the years ended December 31, 2004 and 2003.
      As of June 30, 2005, the operating properties were adjusted to their estimated fair value (on an undiscounted basis), less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale” and “Minority interests — property held for sale.”
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, at such time as a property was held for sale, such property was carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

•	management, having the authority to approve the action, committed to a plan to sell the asset;

•	the asset was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset had been initiated;

•	the sale of the asset was probable and the transfer of the asset was expected to qualify for recognition as a completed sale within one year;

•	the asset was being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

Cash and Cash Equivalents
      Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
      Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements. As of December 31, 2005 and 2004, we had restricted cash of $1,111,000 and $1,691,000, respectively.

Investments in Marketable Securities
      Prior to the adoption of our plan of liquidation, marketable securities were carried at fair value and consist primarily of investments in marketable equity securities. We classified our marketable securities portfolio as available-for-sale. Our portfolio was continually monitored for differences between the cost and estimated fair value of each security. If we believed that a decline in the value of an equity security was temporary in nature, we recorded the change in accumulated other comprehensive income in shareholders’ equity. If the decline was believed to be other than temporary, the equity security was written down to the fair value and a realized loss was recorded on our consolidated statement of operations. We did not record any realized losses due to a write down in fair value for the period from January 1, 2005 through June 30, 2005 nor for the years ended December 31, 2004 and 2003. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, the marketable securities have been continually marked to fair value, less estimated costs to sell, with a corresponding change to our net assets in liquidation.

Minority Interests
      Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2005, amounted to a 25% interest in one of the consolidated properties. In accordance with the adoption of our plan of liquidation, we apply the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of December 31, 2005, the minority interest liability was $1,747,000.

Purchase Price Allocation
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocated the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) was based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us included an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property was allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases was determined based upon the present value (using a discount rate which reflected the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases were included in the intangible in-place lease asset and below market lease values were included in intangible lease liability in the accompanying consolidated financial statements and were amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired was further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values included the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations were subject to change based on continuing valuation analysis, or other evidence, until the allocations were finalized or the stipulated time of one year from the date of acquisition.

Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. We had established an allowance for uncollectible accounts of $58,000 as of December 31, 2004, to reduce

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables to our estimate of the amount recoverable. In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, investments in marketable securities and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2005 and 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Our investments in marketable securities are held with Merrill Lynch. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
      As of December 31, 2005, we have investments in four properties located in the state of Texas, two properties located in the state of Nevada, and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.
      For the year ended December 31, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Netsolve, Inc.	$1,112,000	41.0%	AmberOaks	78,000	April 2007
Newell Rubbermaid	$493,000	18.2%	AmberOaks	51,000	April 2007
General Services Admin	$327,000	12.1%	University Hgts	21,000	November 2015
      For the year ended December 31, 2004, two of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2004 Annual	2004 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

ACS Health Services, Inc.	$588,000	12%	AmberOaks	44,000	February 2005
Netsolve, Inc.	$1,073,000	21%	AmberOaks	78,000	April 2007
      For the year ended December 31, 2003, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of
	2003 Annual	2003 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Computer Express	$79,000	10%	University Heights	8,000	December 2006
The Pacesetter Corp	$130,000	17%	University Heights	13,000	August 2008
GSA	$324,000	41%	University Heights	21,000	November 2015

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2005, 2004 and 2003, respectively.
      ACS Health Services, Inc., or ACS, a tenant in our consolidated AmberOaks property, in which we own a 75% TIC interest, did not renew its lease which expired on February 28, 2005. ACS occupied 44,000 square feet, or 21.3% of the 207,000 of gross leaseable area, or GLA, at AmberOaks. The tenant

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercised it hold-over provisions until May 31, 2005. From January 1, 2005 through May 31, 2005, we amortized $312,000 to expense related to the intangible assets associated with ACS.

Fair Value of Financial Instruments
      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated statement of net assets and our consolidated balance sheet include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, notes receivable, accounts payable and accrued expenses, and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable to and accounts receivable from related parties is not determinable due to the related party nature. Marketable securities are carried at fair value in our consolidated financial statements. See Note 6.
      The fair value of notes receivable is estimated using a discount rate that approximates the current rate for comparable notes. As of December 31, 2005, the aggregate fair value of notes receivable of $2,762,000 is consistent with the net realizable value of the notes receivable under the liquidation basis of accounting. As of December 31, 2004, the aggregate fair value approximated $3,550,000, compared with the carrying amount of $3,299,000.
      The fair value of mortgages payable is estimated using borrowing rates available to us for mortgages payable with similar terms and maturities. As of December 31, 2005, the fair value of the mortgages payable of $19,214,000 ($15,464,000 liquidation basis) is consistent with the net settlement amount of the mortgages under the liquidation basis of accounting. As of December 31, 2004, the fair value of the mortgages payable was $20,734,000, compared to the carrying value of $19,285,000.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, we recognized base rental revenue income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Other Assets
      Prior to the adoption of our plan of liquidation, other assets consisted primarily of in place leases and tenant relationships, above market leases, leasing commissions, deferred rent receivables, costs incurred for debt financing, prepaid expenses, and deposits.
      Deferred leasing costs and leasing commissions were amortized using the straight-line method over the term of the related lease.
      Deferred financing costs were amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of deferred financing costs was included in interest expense in our consolidated statements of operations.
      Real estate deposits were paid on properties we were evaluating for purchase. Real estate deposits were capitalized when paid and would become nonrefundable under certain circumstances. When properties were acquired, the purchase price was reduced by the amounts of deposits paid by us. When a decision was made not to acquire a property, any nonrefundable deposits were expensed at that time.
      In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted other assets to their net realizable value of $0. See also Note 7.

Income Taxes
      We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income for the year, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2005, 2004 and 2003 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

Comprehensive Income
      Prior to the adoption of our plan of liquidation, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income included certain changes in equity that are excluded from net income. For the period from January 1, 2005 through June 30, 2005 and for the years ended December 31, 2004 and 2003 our only comprehensive income items were net income and the unrealized change in fair value of

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
marketable securities. Subsequent to June 30, 2005, the adoption of our plan of liquidation, the unrealized change in fair value of marketable securities is adjusted to our net assets in liquidation.

Per Share Data
      Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. For the diluted earnings (loss) per share calculation, all potentially dilutive securities, if any, are added to the weighted-average number of shares outstanding. Our potentially dilutive securities were options and warrants. As of June 30, 2005, December 31, 2004 and December 31, 2003 there were 0, 101,000 and 101,000 stock warrants and 425,000, 425,000 and 165,000 stock options, respectively, which were accounted for under the treasury method. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. All stock warrants expired in February 2005. These options and warrants did not have a dilutive effect on earnings (loss) per share and, therefore basic and diluted earnings per share were equivalent.
      Net income (loss) per share is calculated as follows:

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Income (loss) from continuing operations	$332,000	$47,000	$499,000
Income (loss) from discontinued operations	(272,000)	2,497,000	3,690,000

Net income	$60,000	$2,544,000	$4,189,000

Net income (loss) per share:
Continuing operations — basic and diluted	$0.07	$0.01	$0.11
Discontinued operations — basic and diluted	(0.06)	0.54	0.79

Total net income per share — basic and diluted	$0.01	$0.55	$0.90

Weighted-average number of shares outstanding — basic and diluted	4,605,000	4,630,000	4,676,000

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation
      Prior to the adoption of our plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Reported net income	$60,000	$2,544,000	$4,189,000
Add: Stock based employee compensation expense included in reported net income	64,000	268,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(83,000)	(138,000)	(49,000)

Pro forma net income	$41,000	$2,674,000	$4,140,000

Reported net income per share — basic and diluted	$0.01	$0.55	$0.90

Pro forma net income per share — basic and diluted	$0.01	$0.58	$0.89

      There were 0, 320,000 and 10,000 options granted during the period from January 1, 2005 through June 30, 2005 and during the years ended December 31, 2004 and 2003, respectively. Upon approval of our plan of liquidation, all outstanding options were forfeited on July 27, 2005. These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Expected life	8.2 years	8.8 years	9.25 years
Risk-free interest based on the 10-year U.S. Treasury Bond	4.22%	4.22%	3.53%
Expected dividend yield	8.25%	8.25%	7.50%
Expected volatility	10%	10%	0%

Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective as of the end of the first fiscal year ending after December 15, 2005. We adopted this statement in 2005 and the adoption did not have a material effect on our consolidated financial statements.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or Issue 04-05. The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.

3.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from June 30, 2005 through December 31, 2005 is as follows:

		Cash Payments	Change in	December 31,
	June 30, 2005	and (Receipts)	Estimates	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,808,000	$(2,034,000)	$860,000	$2,634,000
Liabilities:
Liquidation costs	(1,464,000)	387,000	(74,000)	(1,151,000)
Distributions	(316,000)	316,000	—	—
Other	(72,000)	238,000	(1,382,000)	(1,216,000)

	(1,852,000)	941,000	(1,456,000)	(2,367,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,956,000	$(1,093,000)	$(596,000)	$267,000

4.	Net Assets in Liquidation
      The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 30, 2005 (the beginning net assets in liquidation):

Shareholders’ equity as of June 30, 2005 — going concern basis	$34,922,000
Increase due to estimated net realizable value of operating properties	4,734,000
Increase due to estimated net realizable value of unconsolidated investment	8,559,000
Assets for estimated receipts in excess of estimated costs during liquidation	1,956,000
Decrease due to the write-off of other intangible assets	(2,218,000)

Adjustment to reflect the change to the liquidation basis of accounting	13,031,000

Estimated value of net assets in liquidation as of June 30, 2005	$47,953,000

      The net assets in liquidation as of December 31, 2005, plus the liquidating distributions through December 31, 2005 of approximately $18,000,000, would result in liquidation distributions per share of approximately $10.97. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2005 and 2004, all of our consolidated properties are considered held for sale.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Properties
      Our consolidated properties consist of the following as of December 31, 2004:

December 31,
2004

Buildings and tenant improvements	$18,437,000
Land	6,317,000

24,754,000
Less: accumulated depreciation	(880,000)

$23,874,000

      As of December 31, 2004, we owned two consolidated properties:
           • University Heights Business Park, San Antonio, Texas
           • AmberOaks, Austin, Texas

Investments in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided TIC interests and membership interests in limited liability companies, or LLCs, that own a TIC interest in a property, and were accounted for under the equity method. Under the liquidation basis of accounting, all of our investments in unconsolidated real estate are recorded at fair value.
      We had the following investments in unconsolidated real estate as of December 31 2004:

		Percentage	December 31,
Property	Location	Owned	2004

City Center West “A” Building — TIC (sold during 2005)	Las Vegas, NV	89.1%	$8,004,000
Congress Center — LLC	Chicago, IL	10.3%	3,875,000
Titan Building & Plaza — TIC	San Antonio, TX	48.5%	2,027,000
Pacific Corporate Park — LLC (sold during 2005)	Lake Forest, CA	22.8%	1,830,000
Reno Trademark Building — TIC	Reno, NV	40.0%	1,154,000
Emerald Plaza — LLC (sold during 2005)	San Diego, CA	2.7%	913,000
Oakey Building — LLC	Las Vegas, NV	9.8%	585,000
Enclave Parkway — LLC	Houston, TX	3.3%	452,000
County Center Drive — TIC (sold during 2005)	Temecula, CA	16.0%	432,000

			$19,272,000

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The summarized combined historical financial information of investments in our unconsolidated real estate as of December 31, 2004 and for the period from January 1, 2005 through June 30, 2005 and the years ended December 31, 2004 and 2003 is as follows:

As of December 31,
2004

Assets (primarily real estate)	$348,448,000

Mortgage notes payable	224,750,000
Other liabilities	10,165,000
Equity	113,533,000

Total liabilities and equity	$348,448,000

Our share of equity	$19,272,000

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Revenues	$22,380,000	$43,575,000	$25,326,000
Rental and other expenses	19,817,000	41,676,000	22,775,000

Net income	$2,563,000	$1,899,000	$2,551,000

Our equity in earnings	$787,000	$581,000	$1,160,000

Dispositions in 2005

25351 Commerce Centre Drive — Lake Forest, California
      On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of approximately $497,000, of which our share of $113,000 is reflected in equity in earnings in our consolidated financial statements. A property disposition fee of $49,000, or 1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement, and sales commissions of $244,000, or 5% of the total sales price, were paid to unaffiliated brokers.

County Center Drive — Temecula, California
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

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25391 Commerce Centre Drive — Lake Forest, California
      On July 20, 2005, the 25391 Commerce Centre Drive, property located in Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant the Realty-Triple Net Agreement, and sales commissions were paid to unaffiliated brokers of $174,000, or 3.5% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the property was increased to its estimated fair value less costs to sell, and therefore there was no increase or decrease to our net assets in liquidation as a result of this sale.

City Center West “A” — Las Vegas, Nevada
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

Emerald Plaza — San Diego, California
      On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we owned 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC were paid in full. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $497,000.

25371 Commerce Centre Drive — Lake Forest, California
      On December 28, 2005, our Advisor sold the building located at 25371 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. Our cash proceeds were $1,645,000 after closing costs and other transaction expenses. A property disposition fee of $8,700, or 0.1% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions of $441,000, or 6.0% of the total sales price, were paid to unaffiliated brokers. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $581,000.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties Under Contract to Sell
      On August 19, 2005, we entered into an agreement to sell the Reno Trademark property, located in Reno, Nevada, of which we own a 40% interest, to an unaffiliated third party for a total sales price of $10,950,000. The sale, which is subject to customary closing conditions, closed in January 2006.
      On November 4, 2005, we entered into an agreement to sell the University Heights property, located in San Antonio, Texas, of which we own a 100% interest, to an unaffiliated third party for a sales price of $8,200,000. The sale, which is subject to customary closing conditions, closed in January 2006.
      On November 3, 2005, our Advisor entered into an agreement to sell the Oakey Building, located in Las Vegas, Nevada, of which we own a 9.8% interest, to an unaffiliated third party for a total sales price of $22,250,000. The sale, which is subject to customary closing conditions, closed in January 2006.
      See Note 18, Subsequent Events, for further details.

2004 Acquisitions of Consolidated Properties

AmberOaks — Austin, Texas
      On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75% undivided TIC interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% TICs in the property.
      The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend the term of the loan for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5%. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. During the year ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota
      On February 27, 2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall, from an unaffiliated third party for a purchase price, including closing costs, of $1,631,000.

2004 Acquisitions of Unconsolidated Properties

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in Oakey Building, 2003 Value Fund, LLC, an affiliated party, who is also managed by our Advisor, acquired a 75.5% interest in Oakey Building and unaffiliated members acquired the remaining 14.8% of the Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10% per annum until the due date of April 1, 2005. The loan has been extended until September 6, 2007 and bore interest at a

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
variable rate of LIBOR plus 2% up to the date the loan was paid in full. (See Note 18.) The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of 104,000 square feet of GLA.

Emerald Plaza — San Diego, California
      On July 26, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, California from an unaffiliated third party for $1,000,000.
      Up to the date of its disposition, Emerald Plaza was owned by the following interest holders as TICs:

AWT Family LP, a limited partnership 70% owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6% (combined)
      Up to the date of disposition, NNN Emerald Plaza, LLC which owned an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed next to each as well:

	Membership Interest in
Member	NNN Emerald Plaza, LLC	Interest in Emerald Plaza

NNN 2003 Value Fund, LLC	22.2%	4.6%
T REIT, L.P.	13.2%	2.7%
Affiliated Members	0.4%	0.08%
Unaffiliated Members	64.2%	13.2%
      The LLC members included NNN 2003 Value Fund, LLC, an affiliated party, who is also managed by our Advisor, and affiliated members; which include executives and employees of our Advisor.
      The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan required interest only payments through the maturity date of June 17, 2007 at a variable interest rate of 4.85% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 354,525 square feet of GLA.

2004 Dispositions of Consolidated Properties

Gateway Mall — Bismarck, North Dakota
      On March 18, 2004, we sold Gateway Mall to an unaffiliated third party for a sales price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6% per annum and matured on June 14, 2004. The note was refinanced by the buyer and we received $6,500,000 on July 9, 2004 and issued an adjustable note receivable for $2,200,000 (See Note 8). The note bears interest at 8.6% per annum and matures on August 1, 2006. In connection with the sale of Gateway Mall, we repaid a note payable secured by the property with an outstanding balance of $4,876,000. We recorded a gain on the sale of $769,000. At closing, we paid a real estate commission to Realty of $339,000, or 2.9% of the selling price.

Gateway Mall Land — Bismarck, North Dakota
      On September 9, 2004, we sold the remaining seven acres of land of the Gateway Mall to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $794,000 and a note receivable

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the amount of $528,000. The note is secured by a pledge agreement, bore interest at 4% per annum and was due on March 7, 2005. The note was paid in full on March 7, 2005. We recorded a gain on the sale of $854,000. At closing, we paid a real estate commission to Realty of $44,000, or 3.2% of the selling price.

2004 Dispositions of Unconsolidated Real Estate

Saddleback Financial Center — Laguna Hills, California
      On December 27, 2004, the Saddleback Financial Center property, in Laguna Hills, California, of which we owned a 25% TIC interest, was sold to an unaffiliated third party for a net sales price of $15,325,000. In connection with that sale, the property repaid a mortgage note payable secured by the property with an outstanding balance of $7,269,000. We received net cash proceeds totaling $1,619,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $853,000. We paid a property disposition fee to Realty of $115,000, or 3.0% of the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price.

2003 Acquisitions of Consolidated Properties

Gateway Mall — Bismarck, North Dakota
      On January 29, 2003, through our wholly-owned subsidiary, T REIT — Gateway Mall ND, LLC, we purchased Gateway Mall in Bismarck, North Dakota from an unaffiliated third party for a purchase price of $9,000,000. Gateway Mall is a multi-tenant regional mall of 334,000 square feet of GLA on a 45-acre site. The property is subject to a ground lease expiring in 2028 with ten 5-year option periods thereafter. The seller of the property paid a sales commission to Realty of $250,000, or 2.8% of the purchase price.

2003 Acquisitions of Unconsolidated Real Estate

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, purchased a 10.3% interest in Congress Center from an unaffiliated third party. Congress Center is a 16-story Class A office building of 525,000 square feet of GLA located in Chicago, Illinois.
      Up to the date of its disposition, Congress Center was owned by the following interest holders as tenants in common:

Tenant in Common	Interest Held

G REIT, Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      Up to the date of disposition, NNN Congress Center, LLC, which owned an aggregate 28.9% interest in Congress Center, was owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
Member	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $5,000,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the purchase price.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. Both the mortgage and mezzanine loans were refinanced on September 3, 2004. The purchasers are jointly and severally liable for the total debt of $97,500,000, which consists of the following three loans: $80,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; $15,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; and $2,500,000, with interest only payments until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization at a fixed interest rate of 7.0% per annum. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 by Congress Center along with $253,000 in prepayment penalties related to the early termination of the loan. We recorded a loss of $85,000 as a result of the refinancing.

Enclave Parkway — Houston, Texas
      On December 22, 2003, we, as a member of Enclave Parkway, LLC, purchased a 3.3% interest in Enclave Parkway in Houston, Texas from an unaffiliated third party. The total purchase price for Enclave Parkway was $34,500,000. Our total investment was $437,500. Enclave Parkway is a 207,000 square feet of GLA Class A office building situated in Houston’s energy corridor. The seller of the property paid a sales commission to Realty of $1,000,000, or 2.9% of the purchase price.

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

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

6.	Investment in Marketable Securities
      The historical cost and estimated fair value of our investment in marketable securities is as follows:

	Historical	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

December 31, 2004	$481,000	$10,000	$—	$491,000
      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $135,000 and realized losses of $21,000 for the period from January 1, 2005 through June 30, 2005. During the period from June 30, 2005 through December 31, 2005, we have decreased our net assets in liquidation by $130,000 as a result of changes in the fair value of equity securities. Sales of equity securities resulted in realized gains of $136,000 and realized losses of $26,000 for the year ended December 31, 2004.

7.	Other Assets
      As of December 31, 2005, other assets are $0. Other assets as of December 31, 2004 consisted of the following:

	December 31, 2004

	Other Assets —
	Properties
	Held for Sale,
	Net	Other Assets

In-place leases and tenant relationships, net of accumulated amortization of $1,279,000	$2,802,000	$—
Above market leases, net of accumulated amortization of $393,000	611,000	—
Deferred rent receivable	147,000	—
Lease commissions, net of accumulated amortization of $1,000	20,000	—
Loan fees, net of accumulated amortization of $133,000	242,000	—
Prepaid expenses	—	236,000

Total other assets	$3,822,000	$236,000

      Amortization expense recorded on the identified in-place leases, tenant relationships, above market leases, lease commissions and loan fees for the period from January 1, 2005 through June 30, 2005 and the years ended December 31, 2004 and 2003 was $1,047,000, $1,769,000 and $156,000, respectively.

8.	Notes Receivable
      We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note as of

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004 was 8.6% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006. In accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of December 31, 2005.
      On September 3, 2004, we received a note for $528,000 from an unrelated third party in conjunction with the sale of the Gateway Mall land. The note was secured by a pledge agreement, bore interest at 4% per annum, with the balance, including all unpaid interest, due on March 7, 2005. On March 7, 2005, we received full payment of the note receivable.
      We hold a note with a balance of $562,000 and $571,000 as of December 31, 2005 and 2004, respectively. The note is secured by a first deed of trust on a real estate property, and bears interest at 8.5% per annum. All accrued unpaid interest and principal are due in December 2006. In accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of December 31, 2005.

9.	Line of Credit
      On September 3, 2003, we entered into an agreement with Fleet National Bank, or Fleet, for a line of credit in the amount of $1,000,000 which bears interest at Fleet’s prime rate plus 50 basis points. The line of credit had a term of one year with two one-year extensions. On September 21, 2004, we extended the line of credit for one year until September 30, 2005. The line of credit is subject to a fee of 1% to be paid one-third on each of the date of origination, the first anniversary and the second anniversary thereof. As of December 31, 2004, we had no outstanding amounts under the line of credit. Due to the implementation of our plan of liquidation, we did not renew this line of credit at September 30, 2005.

10.	Mortgages Payable and Other Debt
      Mortgages payable consisted of the following as of December 31, 2005 (liquidation basis) and 2004:

	December 31,

	2005	2004

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. As of December 31, 2005 and 2004 the interest rate was 5.25%. Equal principal and interest payments of $24,000 are payable monthly until repaid in full	$4,214,000	$4,285,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.5% per annum. The interest rate as of December 31, 2005 and 2004 was 8.0% and 5.75% per annum, respectively	15,000,000	15,000,000

Total mortgages payable	19,214,000	$19,285,000

Less: minority interest share of mortgages payable	3,750,000

Mortgages payable (liquidation basis)	$15,464,000

      As of December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to their estimated settlement amounts in the consolidated statement of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the year ended December 31, 2005, we borrowed $1,955,000 and repaid $1,955,000. For the year ended December 31, 2004, we borrowed $845,000 and repaid $845,000. As of December 31, 2005 and 2004, we had no margin liabilities outstanding.
      The scheduled principal payments due on mortgages payable for each of the next five years and thereafter, as of December 31, 2005, are summarized as follows (liquidation basis):

Year	Amount

2006	$183,000
2007	11,202,000
2008	4,079,000
2009	—
2010	—
Thereafter	—

$15,464,000

11.	Shareholders’ Equity

Share Repurchase Plan
      Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back by us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. To be eligible to request a repurchase, a shareholder must request repurchase of at least 25% of the total number of shares of common stock and must have owned the shares for at least one year.
      The price paid by us per repurchased share varied in accordance with the terms of the Repurchase Plan. Repurchases, if any, were effected by us on or about the last day of each calendar quarter. We repurchased 7,000, 34,000 and 50,000 shares for $87,000, $304,000 and $455,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

Warrants
      We agreed to sell to the dealer manager of our initial public offering, NNN Capital Corp., one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager has agreed to pay us $0.0008 for each warrant. The warrants were issued on a quarterly basis commencing 60 days after the date the shares are first sold under the offering. Except where prohibited by securities laws, the dealer manager may retain or distribute such warrants to broker-dealers participating in the offering.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The holder of a warrant was entitled to purchase one share of common stock from us at a price of $12.00 per share, at any time from February 22, 2001 to February 2005. A warrant could not be exercised unless the shares to be issued upon the exercise of the warrant had been registered or were exempt from registration in the state of residence of the warrant owner, or if a prospectus required under the laws of such state could not be delivered to the buyer by us. Warrants were not exercisable until one year from the date of issuance. In addition, holders of warrants were not allowed to exercise the warrants to the extent such exercise would jeopardize the Company’s status as a REIT under the federal tax laws. Warrant holders who were not shareholders could not vote on our matters and were not entitled to receive distributions.
      As of December 31, 2005 and 2004, there were 0 and 101,000 outstanding warrants held by soliciting dealers that sold our shares. All stock warrants expired unexercised in February 2005. No warrants were ever exercised. We applied the fair value method of accounting for the warrants in accordance with SFAS 123.

Stock Option Plans
      In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited and the Plans were terminated on July 27, 2005.
      Stock based compensation expense was $64,000, $268,000 and $0 for the period from January 1, 2005 through June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. A summary of stock options under the officer and employee stock option plan and the independent director stock option plan is as follows:

	Number of	Range of	Weighted-Average
Options Outstanding as of	Shares	Exercise Prices	Exercise Price

January 1, 2002 (30,000 options exercisable)	155,000	$9.05	$9.05
Granted (weighted-average fair value of $1.01)	10,000	9.05	9.05

December 31, 2003 (90,000 options exercisable)	165,000	9.05	9.05
Granted (weighted-average fair value of $1.03)	320,000	9.05	9.05
Cancelled	(60,000)	9.05	9.05

December 31, 2004 (155,000 options exercisable)	425,000	9.05	9.05
Granted	—	—	—
Cancelled	(425,000)	(9.05)	(9.05)

December 31, 2005 (0 options exercisable)	—	$—	$—

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2016 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2005, are summarized as follows:

Year	Amount

2006	$2,533,000
2007	1,694,000
2008	922,000
2009	700,000
2010	637,000
Thereafter	3,358,000

Total	$9,844,000

      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2005, 2004 and 2003, the amount of contingent rent earned by us was not significant.

13.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined in the Advisory Agreement, or 25% of net income for the previous four quarters. For the years ended December 31, 2005, 2004 and 2003, such reimbursement had not exceeded these limitations. We paid our Advisor $183,000, $319,000 and $1,000 for services provided for the years ended December 31, 2005, 2004 and 2003, respectively.
      Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8% per annum on their investment in us. Upon the adoption of our plan of liquidation, this fee was permanently waived by our Advisor. There were

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
no asset management fees incurred or paid to our Advisor for the years ended December 31, 2005, 2004 or 2003.

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenue from the properties. We incurred property management fees to Realty of $291,000, $343,000 and $195,000 for services provided for the years ended December 31, 2005, 2004 and 2003, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions
      Under the terms of the Advisory Agreement, Realty may receive a sales commission from acquisitions and dispositions of our properties. For the years ended December 31, 2005, 2004 and 2003, we paid sales commissions to Realty of $3,491,000, $843,000 and $350,000, respectively, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our shareholders have received an 8% annual return on their invested capital. Pursuant to the approval of our plan of liquidation by our shareholders, our Advisor’s board of managers permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. No incentive distributions were made to our Advisor for the years ended December 31, 2005, 2004 and 2003.

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
      As of December 31, 2005 and 2004, our Advisor owed us $220,000 and $460,000 for amounts due under an indemnification agreement (See Note 14, Commitments and Contingencies).

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, and our Advisor. As of December 31, 2005 and 2004, the following notes payable were outstanding:

Cunningham Lending Group, LLC
      As of December 31, 2004, Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 8% per annum, which was due one year from the origination. Pacific Corporate Park borrowed an additional $1,225,000 during February, March and April 2005 at an interest rate of 8% per

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annum, which was due one year from origination. All of the Pacific Corporate Park notes plus accrued interest were repaid on July 20, 2005.
      Emerald Plaza borrowed $743,000 during February, March and April 2005 at an interest rate of 8% per annum, which was due one year from origination. These notes plus all accrued interest were paid in full on November 10, 2005.

Triple Net Properties, LLC
      County Center Drive had $121,000 due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on April 14, 2005.

14.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $139,606,000 and $224,750,000 as of December 31, 2005 and 2004, respectively. Our share of unconsolidated debt was $16,207,000 and $30,463,000 as of December 31, 2005 and 2004, respectively, as set forth in the summary below. The decrease of $84,941,000 in the mortgage debt was primarily due to the sale of four properties and the subsequent pay-off of related debt.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		2005		2004

		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT, Inc.’s	Balance as of	T REIT, Inc.’s
	Ownership	December 31,	Portion of	December 31,	Portion of
Property	Percentage	2005	Debt	2004	Debt

Reno Trademark Building — TIC	40.0%	$4,449,000	$1,780,000	$4,504,000	$1,802,000
County Center Drive	16.0%	—	—	3,103,000	496,000
City Center West “A” Building — TIC	89.1%	—	—	12,484,000	11,127,000
Titan Building & Plaza — TIC	48.5%	5,900,000	2,861,000	5,795,000	2,811,000
Pacific Corporate Park — LLC	22.8%	—	—	5,554,000	1,266,000
Congress Center — LLC	10.3%	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	23,000,000	749,000	23,310,000	759,000
Oakey Building — LLC	9.8%	8,757,000	855,000	4,000,000	390,000
Emerald Plaza — LLC	2.7%	—	—	68,500,000	1,850,000

Total		$139,606,000	$16,207,000	$224,750,000	$30,463,000

      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension called for a monthly payment of $27,000, at an interest rate of 8.0% per annum. On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced by LaSalle Bank National Association, or LaSalle, providing a refinance of the existing mortgage balance, a construction and tenant improvement financing loan of $5,585,000 and additional financing for operating and interest expenses during the construction period up to $1,065,000. The loan terms provide for our option of LaSalle’s prime rate or the applicable LIBOR rate plus 2.0% per annum. As of December 31, 2005, the interest rate was 6.29%. This loan requires monthly interest-only payments. The principal and any unpaid interest is due on September 6, 2007. However, our Advisor sold the Oakey Building on January 24, 2006, and the loan was repaid in full.
      On July 1, 2005, the mortgage loan secured by the Titan Building and Plaza property was refinanced with Imperial Capital Bank. Under the terms of the new agreement, the property may borrow up to $6,900,000 and is required to pay monthly interest-only payments. The loan bears interest at the six month LIBOR plus 3.63% per annum or a fixed interest rate of 7.26% per annum. As of December 31, 2005, the interest rate was 7.32%. The principal and any unpaid interest is due and payable on July 1, 2007.
      Throughout 2005, the Emerald Plaza property, of which we owned a 2.7% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. In January 2005, our Advisor was unable to renew a tenant lease for 35,000 square feet, or 10% of the GLA, and, in accordance with the provisions of the loan agreement, the property was subject to a lockbox whereby all funds received from the property were deposited in a lockbox controlled by the lender. Once the debt service payments were satisfied from the lockbox, the property was entitled to receive budgeted operating expenses. All debt service obligations were satisfied throughout the year. On November 10, 2005, the Emerald Plaza property was sold, and the related loan was repaid in full.
      On January 23, 2006, our Advisor sold the Reno Trademark Building and the loan was repaid in full.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. As of March 10, 2006, a final judgment has not been entered by the court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. If Clearview were to appeal and to prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.
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

Leases
      In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the new lessor only in the event the sublessee fails to make the

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $220,000 and $460,000 related to our obligations under the guaranty as of December 31, 2005 and 2004, respectively. We have no collateral; however, we have recourse against our Advisor under the indemnity agreement. As of December 31, 2005, we have been reimbursed by our Advisor for all amounts paid under the guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

Other
      Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

15.	Discontinued Operations — Property Held for Sale
      Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through June 30, 2005 and for the years ended December, 31, 2004 and 2003:

	Period from
	January 1, 2005	Years Ended December 31,
	through
	June 30, 2005	2004	2003

Rental income	$2,239,000	$5,024,000	$5,199,000
Rental expenses	942,000	1,997,000	1,853,000
Depreciation and amortization	1,035,000	2,011,000	627,000
Other (income)	(17,000)	(196,000)	(11,000)
Interest expense (including amortization of deferred financing costs)	675,000	1,266,000	1,654,000
Minority interest	(124,000)	(85,000)	—

Income from discontinued operations — property held for sale, net	$(272,000)	$31,000	$1,076,000

      A summary of the properties held for sale, consolidated balance sheet information is as follows:

December 31,
2004

Properties held for sale, net of accumulated depreciation of $880,000	$23,874,000
Other assets — properties held for sale, net of accumulated amortization of $1,806,000	3,822,000
Mortgages payable secured by properties held for sale	19,285,000
Minority interests — property held for sale	1,916,000

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and 2003, was as follows:

	Years Ended December 31,

	2005		2004		2003

Ordinary income	$157,000	6.2%	$930,000	24.4%	$332,000	8.6%
Capital gain	614,000	24.3%	2,877,000	75.6%	1,519,000	39.5%
Return of capital	1,759,000	69.5%	—	—	1,993,000	51.9%

	$2,530,000	100.0%	$3,807,000	100.0%	$3,844,000	100.0%

      Subsequent to June 30, 2005, approximately $18,000,000 of liquidating distributions were paid and are treated by shareholders as a return of capital to the extent of a shareholder’s basis in our stock. Distributions in excess of the shareholder’s basis are treated as a capital gain.

17.	Business Combinations
      On January 20, 2003, through our wholly-owned subsidiary, T REIT — Gateway Mall ND, LLC, a Delaware limited liability company, we purchased the Gateway mall located in Bismarck, North Dakota from an unaffiliated third party. The total purchase price from this consolidated property was $9,000,000. We financed the purchase price with a $5,000,000 loan from American Express Financial Corporation, a real estate lender.
      On January 20, 2004, through our wholly-owned subsidiary, TREIT — AmberOaks, LP, we purchased a 75% undivided TIC interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded approximately $5,085,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Total amortization of the lease intangible assets for the year ended December 31, 2004 was approximately $1,672,000.
      Assuming all of the above acquisitions had occurred January 1, 2003, pro forma revenues from continuing operations, net income and net income per diluted share would have been $0, $2,700,000 and $0.58, respectively, for the year ended December 31, 2004; and $0, $1,500,000 and $0.32, respectively, for the year ended December 31, 2003. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events
      On January 23, 2006, we sold the Reno Trademark property in Reno, Nevada, of which we owned a 40% interest, to Skyline, LP, an unaffiliated third party for $10,625,000. At closing, real estate sales commissions were paid to unaffiliated brokers in the amount of $378,125, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 were increased by approximately $56,000.

T REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 24, 2006, we sold the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000. $1,424,200 of the total sales price was paid to Trans-Aero as a rent guaranty to Trans-Aero which shall be held in escrow and paid to Trans-Aero on a monthly basis over time. Upon closing, disbursement payments to our Advisor were made as follows: (i) construction management fees in the amount of $169,100 of the total sales price, of which we paid $16,500; and (ii) loan refinancing fees of $96,100 of the total sales price, of which we paid $0. A property disposition fee of $499,600 of the total sales price was paid to Realty, of which we paid $65,200. Pursuant to an agreement between our Advisor and Realty, 75% of the amount we paid to Realty was passed through to our Advisor. Sales commissions of $667,500 of the total sales price were paid to unaffiliated brokers, of which we paid $65,200. The loan at the property of $8,757,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 were increased by approximately $810,000.
      On January 31, 2006, we sold the University Heights property in San Antonio, Texas, of which we owned a 100% interest, to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. A property disposition fee of $246,000, or 3% of the total sales price, was paid to Realty, of which 75% was passed through to our Advisor, pursuant to an agreement between our Advisor and Realty. Sales commissions of $246,000, or 3% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $1,800 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. As a result of the sale, our net assets in liquidation as of December 31, 2005 changed by an immaterial amount.
      On February 7, 2006, the board of directors approved a liquidating distribution of $12,000,000, or $2.60 per share, comprised of the proceeds from the recent property sales and available cash from prior property sales and operations. We distributed a letter dated February 8, 2006 to our shareholders regarding the Company’s sale of four properties, as well as a this $12,000,000 liquidating distribution to our shareholders pursuant to our plan of liquidation.

T REIT, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)
      Set forth below is certain unaudited quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.
      Prior quarters have been restated for as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

	Liquidation Basis

	Period from	Period from
	September 30, 2005	June 30, 2005
	through	through
	December 31, 2005	September 30, 2005

Net assets in liquidation, beginning of period	$29,980,000	$47,953,000

Change in estimated receipts in excess of estimated costs during liquidation	(754,000)	(935,000)
Net increase in fair value	3,303,000	962,000
Distributions to shareholders	—	(18,000,000)

Change in net assets in liquidation	2,549,000	(17,973,000)

Net assets in liquidation, end of period	$32,529,000	$29,980,000

	Going Concern Basis

	Quarters Ended

	June 30,	March 31,
	2005	2005

Revenues	$—	$—

Expenses	459,000	554,000

Equity in earnings of unconsolidated real estate	407,000	380,000

Income (loss) from continuing operations	383,000	(51,000)
Gain (loss) on sale of real estate investments — discontinued operations	—	—
Income (loss) from discontinued operations	25,000	(297,000)

Net income (loss)	$408,000	$(348,000)

Earnings (loss) per share — basic and diluted
Continuing operations	$0.08	$(0.01)
Discontinued operations	0.01	(0.07)

Net income (loss) per common share	$0.09	$(0.08)

T REIT, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED) — (Continued)

	Going Concern Basis

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Revenues	$—	$—	$—	$—

Expenses	433,000	434,000	256,000	90,000

Equity in earnings (loss) of unconsolidated real estate	(102,000)	50,000	368,000	265,000

Income (loss) from continuing operations	(332,000)	(172,000)	257,000	294,000
Gain (loss) on sale of real estate investments — discontinued operations	832,000	821,000	(9,000)	822,000
Income (loss) from discontinued operations	(356,000)	444,000	(282,000)	225,000

Net income (loss)	$144,000	$1,093,000	$(34,000)	$1,341,000

Earnings (loss) per share — basic and diluted
Continuing operations	$(0.07)	$(0.03)	$0.05	$0.06
Discontinued operations	0.10	0.27	(0.06)	0.23

Net income (loss) per common share	$0.03	$0.24	$(0.01)	$0.29

T REIT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 1, 2005 through June 30, 2005 — Reserve deducted from accounts receivable	$58,000	$—	$—	$(58,000)	$—
Year ended December 31, 2004 — Reserve deducted from accounts receivable	$41,000	$58,000	$—	$(41,000)	$58,000
Year ended December 31, 2003 — Reserve deducted from accounts receivable	$68,000	$41,000	$—	$(68,000)	$41,000

T REIT, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period

			Buildings and		Buildings and	Net Liquidation		Accumulated	Date
	Encumbrances	Land	Improvements	Land	Improvements	Adjustment(1)	Total	Depreciation(2)	Constructed

University Heights, TX	$4,400,000	$1,011,000	$5,725,000	$1,011,000	$5,837,000		$6,848,000	$(443,000)	2000
AmberOaks, TX	11,250,000	3,474,000	19,688,000	5,306,000	12,600,000		17,906,000	(696,000)	1999-2001
Net Liquidation Adjustment						1,460,000	1,460,000

Total	$15,650,000	$4,485,000	$25,413,000	$6,317,000	$18,437,000	$1,460,000	$26,214,000	$(1,139,000)

		Maximum Life on Which Depreciation in
Description	Date Acquired	Latest Income Statement is Computed

University Heights, TX	2002	39
AmberOaks III, TX	2004	39
      (a) The changes in total real estate for the year ended December 31, 2005 are as follows:

2005

Balance as of December 31, 2004	$24,754,000
Additions and acquisitions	—
Liquidation adjustment, net	1,460,000
Dispositions	—

Balance as of December 31, 2005	$26,214,000

      (b) The changes in accumulated depreciation for the year ended December 31, 2005 are as follows:

2005

Balance as of December 31, 2004	$880,000
Additions(2)	259,000
Disposals	—

Balance as of December 31, 2005	$1,139,000

(1)	Under the liquidation basis of accounting, our real estate holdings are now carried at their estimated fair value. As a result, the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.

(2)	Depreciation expense has not been recorded since June 30, 2005 as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT, Inc.

By: /s/ Jack R. Maurer

Jack R. Maurer
Chief Executive Officer and President
Date: March 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack R. Maurer Jack R. Maurer	Chief Executive Officer and President	March 10, 2006

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer	March 10, 2006

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 10, 2006

/s/ W. Brand Inlow W. Brand Inlow	Director	March 10, 2006

/s/ Anthony W. Thompson Anthony W. Thompson	Director	March 10, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.	Description

2.1	T REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.2	Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference)
3.3	Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.4	Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
4.1	Form of Share Certificate (included as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference)
10.1	Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.2	Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
10.3	Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference)
10.4	Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).
10.5	Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.6	First Amendment to Advisory Agreement between the Company and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by reference).
10.7	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated January 24, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC, NNN City Center West A4, LLC and United Insurance Company of America. (included as Exhibit 99 to the Form 8-K filed by the Company on January 26, 2005 and incorporated herein by reference).

Item
No.	Description

10.8	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 15, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC and NNN City Center West A4, LLC and Pacifica Real Estate Group, LLC. (included as Exhibit 99 to the Form 8-K filed by the Company on July 20, 2005 and incorporated herein by reference).
10.9	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of March 9, 2004 by and between T REIT — Gateway Mall ND Fee, LLC and VP Investments, L.L.C. (included as Exhibit 10.02 to the Form 8-K filed by the Company on March 29, 2004 and incorporated herein by reference).
10.10	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated August 19, 2005 by and between TREIT-Reno Trademark, LLC, NNN Reno Trademark 1, LLC, NNN Reno Trademark 2, LLC, NNN Reno Trademark 3, LLC, NNN Reno Trademark 4, LLC, NNN Reno Trademark 5, LLC, NNN Reno Trademark 6, LLC, NNN Reno Trademark 7, LLC, NNN Reno Trademark 8, LLC, NNN Reno Trademark 9, LLC and Skyline, LP. (included as Exhibit 99 to the Form 8-K filed by the Company on September 1, 2005 and incorporated herein by reference).
10.11	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 4, 2005 by and between TREIT-University Heights, LP and Adler Realty Investments, Inc. (included as Exhibit 99 to the Form 8-K filed by the Company on November 8, 2005 and incorporated herein by reference).
10.12	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 27, 2005 by and between TREIT-City Center West A, LLC, NNN City Center West A1, LLC, NNN City Center West A3, LLC and NNN City Center West A4, LLC and Pacifica Real Estate Group, LLC. (included as Exhibit 10.2 to the Form 10-Q filed by the Company on November 14, 2005 and incorporated herein by reference).
10.13	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 3, 2005, by and between NNN Oakey Building 2003, LLC and Trans-Aero Land & Development Corporation. (included as Exhibit 10.3 to the Form 10-Q filed by the Company on November 14, 2005 and incorporated herein by reference).
10.14	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 11, 2005, by and between NNN Pacific Corporate Park 1, LLC, NNN Pacific Corporate Park VF, LLC and Makoil Inc. (included as Exhibit 10.4 to the Form 10-Q filed by the Company on November 14, 2005 and incorporated herein by reference).
10.15	Amendment to Agreement for Purchase and Sale dated September 8, 2005 by and between TREIT-Reno Trademark, LLC, NNN Reno Trademark 1, LLC, NNN Reno Trademark 2, LLC, NNN Reno Trademark 3, LLC, NNN Reno Trademark 4, LLC, NNN Reno Trademark 5, LLC, NNN Reno Trademark 6, LC, NNN Reno Trademark 7, LLC, NNN Reno Trademark 8, LLC, NNN Reno Trademark 9, LLC and Skyline, LP. (included as Exhibit 10.1 to the Form 8-K filed by the Company on January 27, 2006 and incorporated herein by reference).
10.16	Second Amendment to Agreement for Purchase and Sale dated November 30, 2005 by and between Triple Net Properties, LLC, TREIT-Reno Trademark, LLC, NNN Reno Trademark 1, LLC, NNN Reno Trademark 2, LLC, NNN Reno Trademark 3, LLC, NNN Reno Trademark 4, LLC, NNN Reno Trademark 5, LLC, NNN Reno Trademark 6, LC, NNN Reno Trademark 7, LLC, NNN Reno Trademark 8, LLC, NNN Reno Trademark 9, LLC and Skyline, LP. (included as Exhibit 10.2 to the Form 8-K filed by the Company on January 27, 2006 and incorporated herein by reference).

Item
No.		Description

10.17		Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated January 18, 2006 by and between TREIT-Reno Trademark, LLC, NNN Reno Trademark 1, LLC, NNN Reno Trademark 2, LLC, NNN Reno Trademark 3, LLC, NNN Reno Trademark 4, LLC, NNN Reno Trademark 5, LLC, NNN Reno Trademark 6, LC, NNN Reno Trademark 7, LLC, NNN Reno Trademark 8, LLC, NNN Reno Trademark 9, LLC and Skyline, LP. (included as Exhibit 10.3 to the Form 8-K filed by the Company on January 27, 2006 and incorporated herein by reference).
10.18		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated November 5, 2005, entered into by and between NNN Oakey Building 2003, LLC and Trans-Aero Land and Development Company. (included as Exhibit 10.1 to the Form 8-K filed by the Company on January 30, 2006 and incorporated herein by reference).
10.19		Amendment No. 1, Agreement for Purchase and Sale of Real Property and Escrow Instructions, effective December 14, 2005, by and between TREIT-University Heights, LP and Adler Realty Investments, Inc. (included as Exhibit 10.1 to the Form 8-K filed by the Company on January 30, 2006 and incorporated herein by reference).
10.20		Amendment No. 2, Agreement for Purchase and Sale of Real Property and Escrow Instructions, effective December 15, 2005, by and between TREIT-University Heights, LP and Adler Realty Investments, Inc. (included as Exhibit 10.2 to the Form 8-K filed by the Company on January 30, 2006 and incorporated herein by reference).
10.21		Acknowledgement of Extended Closing Date, effective January 13, 2006, by and between Adler Realty Investments, Inc. and TREIT-University Heights, LP. (included as Exhibit 10.3 to the Form 8-K filed by the Company on January 30, 2006 and incorporated herein by reference).
10.22		Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions entered into January 27, 2006 by and between TREIT-University Heights, LP and ARI University Heights, LP, University Heights Held, LLC, University Heights Lukens, LLC, and University Heights Vandever, LLC. (included as Exhibit 10.4 to the Form 8-K filed by the Company on January 30, 2006 and incorporated herein by reference).
14.1		T REIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to the Form 10-K filed by the Company on April 1, 2005 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.