Form 10-Q
period 2006-03-31
T REIT INC
filed 2006-05-10
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-49782

T REIT, Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)
(Registrant’s telephone number, including area code)
(877) 888-7348
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 10, 2006 there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, Inc.
(A Virginia Corporation)

T REIT, INC
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying March 31, 2006 and 2005 interim financial statements of T REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of March 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$23,537,000	$25,075,000
Investments in unconsolidated real estate	8,332,000	11,710,000

	31,869,000	36,785,000
Cash and cash equivalents	1,820,000	3,575,000
Restricted cash	1,550,000	1,111,000
Investment in marketable securities	—	1,924,000
Accounts receivable, net	48,000	1,675,000
Accounts receivable from related parties	169,000	223,000
Notes receivable	2,759,000	2,762,000
Asset for estimated receipts in excess of estimated costs during liquidation	—	267,000

Total assets	38,215,000	48,322,000

LIABILITIES
Mortgages payable secured by properties held for sale	11,238,000	15,464,000
Accounts payable and accrued liabilities	171,000	233,000
Security deposits and prepaid rent	17,000	96,000
Reserve for estimated costs in excess of estimated receipts during liquidation	684,000	—

Total liabilities	12,110,000	15,793,000

Net assets in liquidation	$26,105,000	$32,529,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2006 (Unaudited)

Net assets in liquidation, beginning of period	$32,529,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(1,156,000)
Distributions received from unconsolidated properties	(257,000)
Payments of liquidation costs and other amounts	282,000
Change in estimated receipts in excess of estimated costs during liquidation	180,000

Changes to asset for estimated receipts in excess of estimated costs during liquidation	(951,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(116,000)
Change in fair value of real estate investments	5,512,000
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	1,131,000

Net increase in fair value	6,527,000

Distributions to shareholders	(12,000,000)

Change in net assets in liquidation	(6,424,000)

Net assets in liquidation, end of period	$26,105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
(Going Concern Basis)
For the Three Months Ended March 31, 2005 (Unaudited)

Expenses:
General and administrative	$554,000

Operating loss	(554,000)
Other income (expense):
Other income	14,000
Interest expense (including amortization of deferred financing costs)	(8,000)
Interest and dividend income	101,000
Gain on sale of marketable securities	16,000
Equity in earnings of unconsolidated real estate	380,000

Loss from continuing operations	(51,000)
Discontinued operations:
Loss from discontinued operations	(297,000)

Net loss	$(348,000)

Comprehensive loss:
Net loss	$(348,000)
Unrealized loss on marketable securities	(74,000)

Comprehensive loss	$(422,000)

Net loss per common share:
Continuing operations — basic and diluted	$(0.01)
Discontinued operations — basic and diluted	(0.07)

Total net loss per common share — basic and diluted	$(0.08)

Weighted average shares of common stock outstanding — basic and diluted	4,605,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Three Months Ended March 31, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(348,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Distributions received in excess of equity in earnings of unconsolidated real estate	127,000
Gain on sale of marketable securities	(16,000)
Depreciation and amortization	763,000
Stock based compensation expense	32,000
Minority interests	(111,000)
Change in operating assets and liabilities:
Accounts receivable	(13,000)
Accounts receivable/payable from/to related parties	57,000
Other assets	117,000
Accounts payable and accrued liabilities	(583,000)
Security deposits and prepaid rent	125,000

Net cash provided by operating activities	150,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(3,376,000)
Proceeds from sale of marketable securities	511,000
Restricted cash	468,000
Capital expenditures	(3,000)
Collections of notes receivable	530,000

Net cash used in investing activities	(1,870,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	1,565,000
Principal payments on mortgages payable	(17,000)
Distributions paid	(948,000)
Distributions to minority shareholders	(46,000)
Repurchase of shares	(64,000)

Net cash provided by financing activities	490,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,230,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000

CASH AND CASH EQUIVALENTS — end of period	$5,999,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$249,000

Income taxes	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of March 31, 2006, we owned one consolidated property and interests in three unconsolidated properties. All of our remaining properties are office properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38.2% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84.0% owned by Anthony W. Thompson, our chairman and chief executive officer of our Advisor, and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

2.	Plan of Liquidation
      On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board’s decision to adopt our plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2006 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC, on June 15, 2005.

3.	Summary of Significant Accounting Policies

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation.

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statement of operations.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Asset (Reserve) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have costs of liquidation in excess of operating cash inflows from our properties. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.
      The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the three months ended March 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$2,634,000	$(1,414,000)	$188,000	$1,408,000
Liabilities:
Liquidation costs	(1,151,000)	269,000	(327,000)	(1,209,000)
Other (capital expenditures)	(1,216,000)	14,000	319,000	(883,000)

	(2,367,000)	283,000	(8,000)	(2,092,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$267,000	$(1,131,000)	$180,000	$(684,000)

5.	Net Assets in Liquidation
      Net assets in liquidation decreased $6,424,000 for the three months ended March 31, 2006. The primary reasons for the decrease were the distributions to shareholders of approximately $12,000,000, net of increases of $5,512,000 in the fair market value of investments in real estate due to a signed purchase agreement for AmberOaks.
      The net assets in liquidation plus $30,000,000 in cumulative liquidating distributions as of March 31, 2006 of approximately $56,105,000 would result in liquidation distributions per share of approximately $12.18, of which $6.52 has been paid. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of March 31, 2006 and December 31, 2005, all of our consolidated properties are considered held for sale.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided tenant-in-common, or TIC, interests and membership interests in limited liability companies, or LLCs, that own a TIC interest in a property, and were accounted for under the equity method. Under the liquidation basis of accounting, all of our investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.
      The summarized combined historical financial information of investments in our unconsolidated real estate for the three months ended March 31, 2005 is as follows:

Three Months
Ended
March 31, 2005

Revenues	$11,385,000
Rental and other expenses	10,814,000

Net income	$571,000

Our equity in earnings	$380,000

Dispositions in 2006
      We pay property disposition fees to Realty in connection with our disposition of properties. 75% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.
      On January 23, 2006, our Advisor sold the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.
      On January 24, 2006, our Advisor sold the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow to be paid to Trans-Aero as a rent guaranty. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees were made as follows: (i) construction management fees in the amount of $169,000 of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000 of the total sales price, of which we paid $0. A property disposition fee of $500,000 of the total sales price was paid to Realty, of which we paid $65,000. Sales commissions of $668,000 of the total sales price were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.
      On January 31, 2006, we sold the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties Under Contract
      On May 8, 2006, we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, of which we own a 75.0% interest, to an unaffiliated third party for a total sales price of $33,165,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

7.	Investment in Marketable Securities
      The fair value of equity securities is estimated using quoted market prices. Sales of equity securities resulted in realized gains of $16,000 and no realized losses for the three months ended March 31, 2005. During the three months ended March 31, 2006, we reversed the unrealized gain of $116,000 as of December 31, 2005 and recognized a realized gain of $71,000 as a result of the sale of our total investment in marketable securities.

8.	Notes Receivable
      We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6.00% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note is an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note as of March 31, 2006 and December 31, 2005 was 8.60% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006. In accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of March 31, 2006 and December 31, 2005. On May 5, 2006 the $2,200,000 note receivable was paid in full.
      We hold a promissory note with a balance of $559,000 and $562,000 as of March 31, 2006 and December 31, 2005, respectively. The promissory note is secured by a first deed of trust on the Christie Street property, and bears interest at 8.50% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued unpaid interest and principal are due in December 2006. In accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of March 31, 2006 and December 31, 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgages Payable
      Mortgages payable consisted of the following as of March 31, 2006 (liquidation basis) and December 31, 2005 (liquidation basis):

	March 31,	December 31,
	2006	2005

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3.00% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. As of December 31, 2005 the interest rate was 5.25% per annum. Equal principal and interest payments of $24,000 were payable monthly until repaid in full. The note was repaid in full on January 31, 2006	$—	$4,214,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.50% per annum. The interest rate as of March 31, 2006 and December 31, 2005 was 8.50% and 8.00% per annum, respectively	14,984,000	15,000,000

Total mortgages payable	14,984,000	19,214,000
Less: minority interest share of mortgages payable	3,746,000	3,750,000

Mortgages payable (liquidation basis)	$11,238,000	$15,464,000

      As of March 31, 2006 and December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to their estimated settlement amounts in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we would be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the three months ended March 31, 2006, we borrowed $0 and repaid $0. For the three months ended March 31, 2005, we borrowed $1,565,000 and repaid $0. As of March 31, 2006 and December 31, 2005, we had no margin liabilities outstanding.

10.	Shareholders’ Equity

Share Repurchase Program
      Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provided eligible shareholders with limited liquidity by enabling them to sell their common stock back by us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. We repurchased 7,000 shares for $64,000 for the three months ended March 31, 2005. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited and the Plans were terminated on July 27, 2005. Stock based compensation expense was $32,000 for the three months ended March 31, 2005.

11.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees
      The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the three months ended March 31, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three months ended March 31, 2006 and 2005, we incurred fees to our Advisor of $78,000 and $54,000, respectively.
      Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.00% per annum on their investment in us. For the three months ended March 31, 2006 and 2005, we incurred asset management fees to our Advisor of $109,000 and $0, respectively.

Property Management Fees
      We pay Realty a property management fee equal to 5.0% of the gross revenue from the properties. For the three months ended March 31, 2006 and 2005, we incurred property management fees to Realty of $47,000 and $88,000, respectively, for services provided, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions
      Under the terms of the Advisory Agreement, Realty may receive a sales commission from acquisitions and dispositions of our properties. For the three months ended March 31, 2006 and 2005, we incurred sales commissions to Realty of $311,000 and $11,000, respectively, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation for Services
      For the three months ended March 31, 2006 and 2005, we incurred leasing commissions of $0 and $11,000, respectively, to Realty, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the three months ended March 31, 2006 and 2005 we incurred and paid construction management fees of $17,000 and $0, respectively, to our Advisor.

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our shareholders have received an 8.00% annual return on their invested capital. Pursuant to the approval of our plan of liquidation by our shareholders, our Advisor’s board of managers permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. No incentive distributions have been paid to date.

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
      As of March 31, 2006 and December 31, 2005, our Advisor owed us $160,000 and $220,000, respectively, for amounts due under an indemnification agreement (See Note 12, Commitments and Contingencies).

12.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
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

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $126,315,000 and $139,606,000 as of March 31, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $13,750,000 and $16,207,000 as of March 31, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $13,291,000 in the mortgage debt was primarily due to the sale of two unconsolidated properties and the subsequent pay-off of related debt.
      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of March 31, 2006		As of December 31, 2005

		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	5,900,000	2,862,000	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,915,000	746,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$126,315,000	$13,570,000	$139,606,000	$16,207,000

      On January 23, 2006, our Advisor sold the Reno Trademark property and the loan was repaid in full.
      On January 24, 2006, our Advisor sold the Oakey Building and the loan was repaid in full.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we are in compliance with all such covenants.

Litigation
      On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. As of May 10, 2006, a final judgment has not been entered by the court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. If Clearview were to appeal and to prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration in the third quarter of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and reduce the amount of liquidating distributions paid to our shareholders.
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

Leases
      In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the new lessor only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $160,000 and $220,000 related to our obligations under the guaranty as of March 31, 2006 and December 31, 2005, respectively. We have no collateral; however, we have recourse against our Advisor under the indemnity agreement. As of March 31, 2006, we have been

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reimbursed by our Advisor for all amounts paid under the guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

Other
      Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

13.	Discontinued Operations — Property Held for Sale
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

Rental income	$1,011,000
Rental expenses	454,000
Depreciation and amortization	615,000
Other (income)	(4,000)
Interest expense (including amortization of deferred financing fees)	354,000
Minority interest	(111,000)

Loss from discontinued operations	$(297,000)

14.	Minority Interests
      Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of March 31, 2006, amounted to a 25.0% interest in our remaining consolidated property. In accordance with the adoption of our plan of liquidation, we apply the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of March 31, 2006 and December 31, 2005, the minority interest liability was $5,044,000 and $3,121,000, respectively.

15.	Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006, we have investments in three properties located in the state of Texas and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
      For the three months ended March 31, 2006, four of our tenants at our remaining consolidated property accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2006 Annual	2006 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

Netsolve, Inc.	$1,112,000	50.3%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	493,000	22.3	AmberOaks	51,000	April 2008
URS Corporation	244,000	11.0	AmberOaks	21,000	July 2011
InfoEdgeTechnology	222,000	10.1	AmberOaks	22,000	June 2016

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2006.
      For the three months ended March 31, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

ACS State Health Systems	$588,000	17.7%	AmberOaks	44,000	May 2005
Netsolve, Inc.	$1,073,000	32.2%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	$493,000	14.8%	AmberOaks	51,000	April 2008

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2005.

16.	Per Share Data
      Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net loss by the weighted-average number of shares outstanding during the period. For the diluted earnings (loss) per share calculation, all potentially dilutive securities, if any, are added to the weighted-average number of shares outstanding. Our potentially dilutive securities were options and warrants. As of March 31, 2005 there were 101,000 stock warrants and 425,000 stock options outstanding, respectively, which were excluded from the calculation of earnings (loss) per share under the treasury method as they were anti-dilutive. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. All stock warrants expired in February 2005.

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net loss per share is calculated as follows:

Three Months
Ended
March 31, 2005

Loss from continuing operations	$(51,000)
Loss from discontinued operations	(297,000)

Net loss	$(348,000)

Net loss per share:
Continuing operations — basic and diluted	$(0.01)
Discontinued operations — basic and diluted	(0.07)

Total net loss per share — basic and diluted	$(0.08)

Weighted-average number of shares outstanding — basic and diluted	4,605,000

17.	Stock Based Compensation
      Prior to the adoption of our plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net loss and earnings per share of common stock would have been as follows:

Three Months
Ended
March 31, 2005

Reported net loss	$(348,000)
Add: Stock based employee compensation expense included in reported net loss	32,000
Less: Total stock based employee compensation expense determined under a fair value based method for all awards	(49,000)

Pro forma net loss	$(365,000)

Reported net loss per share — basic and diluted	$(0.08)

Pro forma net loss per share — basic and diluted	$(0.08)

T REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no options granted during the three months ended March 31, 2005. Upon approval of our plan of liquidation, all outstanding options were forfeited on July 27, 2005. These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

Three Months
Ended
March 31, 2005

Expected life	8.8 years
Risk-free interest based on the 10-year U.S. Treasury Bond	4.2%
Expected dividend yield	8.3%
Expected volatility	10.0%

18.	Subsequent Events
      On May 5, 2006 the $2,200,000 note receivable received in conjunction with the sale of Gateway Mall was paid in full.
      On May 8, 2006 we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, of which we own a 75.0% interest, to an unaffiliated third party for a total sales price of $33,165,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2006 (liquidation basis), and the results of operations and cash flows the three months ended March 31, 2005 (going concern basis).
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our plan of liquidation. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current market areas and accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with Triple Net Properties, LLC, or our Advisor; litigation, including without limitation, the investigation of our Advisor by the Securities and Exchange Commission, or the SEC; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. As of March 31, 2006, we owned interests in four properties, including interests in one consolidated property and interests in three unconsolidated properties.
      We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2006, we believe we are in compliance with all relevant REIT requirements.
      We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on February 22, 2005, and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38.2% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84.0% owned by Anthony W. Thompson, our chairman and chief executive officer of our Advisor, and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.
      On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board’s decision to adopt our plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
Critical Accounting Policies
      The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.
Dispositions in 2006
      We pay property disposition fees to Realty in connection with our disposition of properties. 75% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.
      On January 23, 2006, our Advisor sold the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.
      On January 24, 2006, our Advisor sold the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow to be paid to Trans-Aero as a rent guaranty. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees were made as follows: (i) construction management fees in the amount of $169,000 of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000 of the total sales price, of which we paid $0. A property disposition fee of $500,000 of the total sales price was paid to Realty, of which we paid $65,000. Sales commissions of $668,000 of the total sales price were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.
      On January 31, 2006, we sold the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.
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

Scheduled Lease Expirations
      As of March 31, 2006, our consolidated property was 89.5% leased to 7 tenants. A single tenant lease representing 1.0% of the leased gross leaseable area, or GLA, expires during the remainder of 2006. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. We anticipate that the tenant of the one lease expiring in 2006 will not renew for another term.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002 and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our plan of liquidation.
Changes in Net Assets in Liquidation

Three Months Ended March 31, 2006
      Net assets in liquidation decreased $6,424,000 for the three months ended March 31, 2006. The primary reasons for the decrease were the distributions to shareholders of approximately $12,000,000, net of increases of $5,512,000 in the fair market value of investments in real estate due to a signed purchase agreement for AmberOaks.
Liquidity and Capital Resources
      As of March 31, 2006, our total assets and net assets in liquidation were $38,215,000 and $26,105,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Other Liquidity Needs
      We are required to distribute at least 90.0% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we terminated regular monthly distributions in accordance with our plan of liquidation. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2006. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of approximately $12,000,000 for the three months ended March 31, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties.
      As of March 31, 2006, we estimate that we will have $2,092,000 of commitments and expenditures during the liquidation period comprised of the following: $1,209,000 of liquidation costs; and capital expenditures of $883,000. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
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
      The stated range of shareholder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant; and (v) actual net proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.
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
      In accordance with our plan of liquidation, we anticipate our source for the payment of liquidating distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require up to $883,000 for the remaining year ended December 31, 2006, for capital expenditures including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds for these expenditures to the extent the reserves or deposit with the lender of $1,550,000 as of March 31, 2006, are not sufficient or cannot be used for theses expenditures.

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $14,984,000 ($11,238,000 liquidation basis) and $19,214,000 ($15,464,000 liquidation basis) as of March 31, 2006 and December 31, 2005, respectively. Upon sale of the University Heights property on January 31, 2006, we paid off the related mortgage of $4,214,000 in full. Also, beginning March 15, 2006, we began making principal payments on the mortgage at the AmberOaks property.
      We have restricted cash balances of $1,550,000 as of March 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $126,315,000 and $139,606,000 as of March 31, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $13,570,000 and $16,207,000 as of March 31, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $13,291,000 in the mortgage debt was primarily due to the sale of two unconsolidated properties and the subsequent pay-off of related debt.
      Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of March 31, 2006		As of December 31, 2005

		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	5,900,000	2,862,000	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,915,000	746,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$126,315,000	$13,570,000	$139,606,000	$16,207,000

      On January 23, 2006, our Advisor sold the Reno Trademark property and the loan was repaid in full.
      On January 24, 2006, our Advisor sold the Oakey Building and the loan was repaid in full.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we are in compliance with all such covenants.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our shareholders of at least 90.0% of REIT taxable income. Prior to the adoption of our plan of liquidation, in the event that there was a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we could seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We currently have additional equity to borrow from our consolidated property that could be used for such purposes. We will also pay liquidating distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Contractual Obligations
      The following table provides information with respect to the maturities, including scheduled principal payments of secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of March 31, 2006 (liquidation basis). The table does not reflect any available extension options. The change from December 31, 2005 reflects the payoff of the fixed rate mortgage in connection with the sale of University Heights.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$50,000	$11,188,000	$—	$—	$11,238,000
Interest payments — variable rate debt (rate as of December 31, 2005)	728,000	92,000	—	—	820,000

Total	$778,000	$11,280,000	$—	$—	$12,058,000

Off-Balance Sheet Arrangements
      Consistent with December 31, 2005, there are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.

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

      The following is the calculation of FFO for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

Net loss	$(348,000)
Add:
Depreciation and Amortization — discontinued operations	640,000
Depreciation and Amortization — unconsolidated real estate operating properties	316,000
Less:
Gain on sale of property	—

Funds from operations	$608,000

Weighted-average common shares outstanding — basic and diluted	4,605,000

Gain on sale of investments included in net loss and FFO	$16,000

Subsequent Events
      On May 5, 2006 the $2,200,000 note receivable received in conjunction with the sale of Gateway Mall was paid in full.
      On May 8, 2006 we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, of which we own a 75.0% interest, to an unaffiliated third party for a total sales price of $33,165,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Since December 31, 2005 there were no material changes in the information regarding market risk that was provided in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 except for the payment in full of our fixed rate mortgage notes payable.
      As of March 31, 2006, we have one variable interest rate mortgage note payable outstanding; therefore, we are exposed to market changes in interest rates. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow at primarily fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below provides information about our mortgage debt obligations as of March 31, 2006 on a liquidation basis, and presents the principal amounts and weighted-average interest rates for each remaining year ended December 31, of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	2006	2007	2008	2009	2010	Thereafter	Total

Variable rate debt	$50,000	$11,188,000	$—	$—	$—	$—	$11,238,000
Average interest rate on maturing variable rate debt (as of March 31, 2006)	8.50%	8.50%	—	—	—	—	8.50%
      The weighted-average interest rate of our mortgage debt as of March 31, 2006 was 8.50% per annum. As of March 31, 2006, our mortgage debt consisted of an aggregate $14,984,000 ($11,238,000 liquidation basis), or 100.0% of the total debt, at a weighted-average variable interest rate of 8.50% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2006, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $75,000, or 5.9%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk. Certain of our loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

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
      Following the signatures section of this Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
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
      Pursuant to the Evaluation, our chief executive officer and chief financial officer conclude as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.
      (b) Changes in internal control over financial reporting. During the three months ended March 31, 2006, we continued to develop our internal controls as follows: we continued the design process for design and implementation of our policies and procedures, we continued to hire qualified and experienced personnel, and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings).The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
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
Litigation
      On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. As of May 10, 2006, a final judgment has not been entered by the court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. If Clearview were to appeal and to prevail in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.
      On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration in the third quarter of 2006 in order to resolve this action. If the purchasers prevail in this action, it could harm our results of operations and reduce the amount of liquidating distributions paid to our shareholders.
      Other than the above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 1A.	Risk Factors
      There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
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
Date: May 10, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)
3.1		Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.2		Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference)
3.3		Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.4		Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference)
10.1		Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.2		Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.3		First Amendment to Advisory Agreement between the Company and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by reference)
10	.4*	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 8, 2006, by and between T REIT-AmberOaks, LP, et al and Chase Merritt, L.P.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.