Form 10-Q
period 2006-06-30
T REIT INC
filed 2006-08-10
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-49782

T REIT, Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 10, 2006, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, Inc.
(A Virginia Corporation)

T REIT, INC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying June 30, 2006 and 2005 interim financial statements of T REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$—	$25,075,000
Investments in unconsolidated real estate	10,176,000	11,710,000

	10,176,000	36,785,000
Cash and cash equivalents	15,591,000	3,575,000
Restricted cash	348,000	1,111,000
Investment in marketable securities	952,000	1,924,000
Accounts receivable, net	3,000	1,675,000
Accounts receivable from related parties	119,000	223,000
Notes receivable	556,000	2,762,000
Asset for estimated receipts in excess of estimated costs during liquidation	—	267,000

Total assets	27,745,000	48,322,000

LIABILITIES
Mortgages payable secured by properties held for sale and other debt	253,000	15,464,000
Accounts payable and accrued liabilities	99,000	233,000
Security deposits and prepaid rent	1,000	96,000
Reserve for estimated costs in excess of estimated receipts during liquidation	358,000	—

Total liabilities	711,000	15,793,000
Commitments and contingencies (Note 12)

Net assets in liquidation	$27,034,000	$32,529,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2006 (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Net assets in liquidation, beginning of period	$26,105,000	$32,529,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating (income) loss	329,000	(827,000)
Distributions received from unconsolidated properties	(377,000)	(634,000)
Payments of liquidation costs and other amounts	1,120,000	1,402,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(746,000)	(566,000)

Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	326,000	(625,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(29,000)	(145,000)
Change in fair value of real estate investments	1,704,000	7,216,000
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(1,072,000)	59,000

Net increase in fair value	603,000	7,130,000

Liquidating distributions to shareholders	—	(12,000,000)

Change in net assets in liquidation	929,000	(5,495,000)

Net assets in liquidation, end of period	$27,034,000	$27,034,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Three and Six Months Ended June 30, 2005 (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Expenses:
General and administrative	$459,000	$1,013,000

Operating loss	(459,000)	(1,013,000)
Other income (expense):
Other income	38,000	52,000
Interest expense (including amortization of deferred financing costs)	(36,000)	(44,000)
Interest and dividend income	132,000	233,000
Gain on sale of marketable securities	110,000	126,000
Gain on sale of unconsolidated real estate investments	191,000	191,000
Equity in earnings of unconsolidated real estate	407,000	787,000

Income from continuing operations	383,000	332,000
Discontinued operations:
Income (loss) from discontinued operations	25,000	(272,000)

Net income	$408,000	$60,000

Comprehensive income (loss):
Net income	$408,000	$60,000
Unrealized income (loss) on marketable securities	50,000	(24,000)

Comprehensive income	$458,000	$36,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$0.08	$0.07
Discontinued operations — basic and diluted	0.01	(0.06)

Total net income per common share — basic and diluted	$0.09	$0.01

Weighted average shares of common stock outstanding — basic and diluted	4,605,000	4,605,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Six Months Ended June 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,000
Adjustments to reconcile net income to net cash provided by operating activities
Distributions received in excess of equity in earnings of unconsolidated real estate	706,000
Gain on sale of unconsolidated real estate investments	(191,000)
Gain on sale of marketable securities	(126,000)
Depreciation and amortization	1,237,000
Stock based compensation expense	64,000
Minority interests	(124,000)
Change in operating assets and liabilities:
Accounts receivable	(83,000)
Accounts receivable/payable from/to related parties	(617,000)
Other assets	188,000
Accounts payable and accrued liabilities	(440,000)
Security deposits and prepaid rent	209,000

Net cash provided by operating activities	883,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,101,000)
Proceeds from sale of marketable securities	4,909,000
Proceeds from sale of unconsolidated real estate	603,000
Restricted cash	310,000
Capital expenditures	(3,000)
Collections of notes receivable	531,000

Net cash provided by investing activities	249,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(33,000)
Distributions paid	(1,910,000)
Distributions to minority shareholders	(91,000)
Repurchase of shares	(87,000)

Net cash used in financing activities	(2,121,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000

CASH AND CASH EQUIVALENTS — end of period	$6,240,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$638,000

Income taxes	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of June 30, 2006, we owned interests in three unconsolidated properties. All of our remaining properties are office properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.

We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38.2% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2007 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC, on June 15, 2005.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statement of operations.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. As of June 30, 2006, cash equivalents consists of a certificate of deposit of $14,000,000.

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

The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the six months ended June 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$2,634,000	$(1,462,000)	$(251,000)	$921,000
Liabilities:
Liquidation costs	(1,151,000)	525,000	(653,000)	(1,279,000)
Other (capital expenditures)	(1,216,000)	878,000	338,000	—

	(2,367,000)	1,403,000	(315,000)	(1,279,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$267,000	$(59,000)	$(566,000)	$(358,000)

5.	Net Assets in Liquidation

Net assets in liquidation increased $929,000 for the three months ended June 30, 2006. The primary reason for the increase is due to the sale of the Titan Building and Plaza property in July 2006, partially offset by an increase in the reserve for estimated costs in excess of estimated receipts.

Net assets in liquidation decreased $5,495,000 for the six months ended June 30, 2006. The primary reasons for the decrease were the distributions to shareholders of approximately $12,000,000, net of increases of $7,216,000 in the fair market value of real estate investments due to the sale of the AmberOaks property and the sale of the Titan Building and Plaza property in July 2006, and an increase in the reserve for estimated costs in excess of estimated receipts.

Net assets in liquidation plus $30,000,000 in cumulative liquidating distributions as of June 30, 2006 of approximately $57,034,000 would result in liquidating distributions per share of approximately $12.39, of which $6.52 has been paid as of June 30, 2006. These estimates for liquidating distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Real Estate Investments

As of June 30, 2006, our real estate investments are comprised of investments in unconsolidated real estate. As of December 31, 2005, our real estate investments were comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2005, all of our consolidated properties were considered held for sale.

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

The summarized combined historical financial information of investments in our unconsolidated real estate for the three and six months ended June 30, 2005 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Revenues	$10,995,000	$22,380,000
Rental and other expenses	9,003,000	19,817,000

Net income	$1,992,000	$2,563,000

Our equity in earnings	$407,000	$787,000

Dispositions in 2006

We pay property disposition fees to Realty in connection with our disposition of properties. 75.0% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow to be paid to Trans-Aero as a rent guaranty. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees were made as follows: (i) construction management fees in the amount of $169,000 of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000 of the total sales price, of which we paid $0. A property disposition fee of $500,000 of the total sales price was paid to Realty, of which we paid $65,000. Sales commissions of $668,000 of the total sales price were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

On June 15, 2006, the AmberOaks property located in Austin, Texas, of which we owned a 75.0% interest, was sold to Chase Merritt, an unaffiliated third party, for a total sales price of $32,965,000. Our share of the cash proceeds was $12,167,000 after closing costs and other transaction expenses. A property disposition fee of $1,071,000, or 3.25% of the total sales price, was paid to Realty. Our share of the disposition fee was $742,000, or 3.00% of our proportionate share of the total sales price. A sales commission of $428,000, or 1.30% of the total sales price, was also paid to unaffiliated brokers. Upon closing, we made a disbursement payment to our Advisor of $23,000 for previously incurred reimbursable expenses for its services. Also upon closing, we made a disbursement payment to Realty of $18,000 for previously incurred property management fees. The loan at the property of $14,972,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,364,000 as a result of the sale.

Properties Under Contract

On June 7, 2006, an agreement was entered into for the sale of the Titan Building and Plaza property located in San Antonio, Texas, to an unaffiliated third party. We own a 48.5% interest in the property through our interest in TREIT — Titan Plaza, L.P. as of June 30, 2006. Pursuant to the terms of the agreement, the total purchase price for the property is $15,300,000. The sale closed July 21, 2006. See Note 18.

7.	Investment in Marketable Securities

The fair value of equity securities is estimated using quoted market prices. Sales of equity securities resulted in realized gains of $147,000 and realized losses of $21,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, we reversed the unrealized gain of $116,000 as of December 31, 2005 and recorded unrealized losses of $29,000. Sales of equity securities resulted in realized gains of $117,000 and realized losses of $46,000 for the six months ended June 30, 2006.

8.	Notes Receivable

We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6.00% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note was an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid could not exceed $522,000 annually on this note and the buyer’s first mortgage. The note was interest only with the balance, including all unpaid interest, due on August 1, 2006. On May 5, 2006 the $2,200,000 note receivable was paid in full. The interest rate for the $2,200,000 note as of December 31, 2005 was 8.60% per annum. In accordance with the liquidation basis of accounting, the note was carried at its net realizable value as of December 31, 2005.

We hold a promissory note with a balance of $556,000 and $562,000 as of June 30, 2006 and December 31, 2005, respectively. The promissory note is secured by a first deed of trust on the Christie Street property, and bears interest at 8.50% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued unpaid interest and principal are due in December 2006. In

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of June 30, 2006 and December 31, 2005.

9.	Mortgages Payable and Other Debt

Mortgages payable consisted of the following as of June 30, 2006 (liquidation basis) and December 31, 2005 (liquidation basis):

	June 30,	December 31,
	2006	2005

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3.00% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. As of December 31, 2005 the interest rate was 5.25% per annum. Equal principal and interest payments of $24,000 were payable monthly until repaid in full. The note was repaid in full on January 31, 2006	$—	$4,214,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.50% per annum. The interest rate as of December 31, 2005 was 8.00% per annum. The note was repaid in full on June 15, 2006	—	15,000,000

Total mortgages payable	—	19,214,000
Less: minority interest share of mortgages payable	—	3,750,000

Mortgages payable (liquidation basis)	$—	$15,464,000

We have adjusted the carrying values of the outstanding mortgage loans payable to their estimated settlement amounts in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we would be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the six months ended June 30, 2006, we borrowed $253,000 and repaid $0. For the six months ended June 30, 2005, we borrowed $1,565,000 and repaid $1,565,000. As of June 30, 2006 and December 31, 2005, we had $253,000 and $0 in margin liabilities outstanding, respectively.

10.	Shareholders’ Equity

Share Repurchase Program

Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provided eligible shareholders with limited liquidity by enabling them to sell their common stock back to us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. We repurchased 10,000 shares for $87,000 for the six months ended June 30, 2005. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited and the Plans were terminated on July 27, 2005. Stock based compensation expense was $64,000 for the six months ended June 30, 2005.

11.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees

The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the three and six months ended June 30, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three and six months ended June 30, 2006, we incurred fees to our Advisor of $69,000 and $147,000, respectively, and for the three and six months ended June 30, 2005, we incurred fees to our Advisor of $53,000 and $107,000.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.00% per annum on their investment in us. For the three and six months ended June 30, 2006, we incurred asset management fees to our Advisor of $106,000 and $215,000, respectively and for the three and six months ended June 30, 2005, we did not incur any asset management fees to our Advisor.

Property Management Fees

We pay Realty a property management fee equal to 5.0% of the gross revenue from the properties. For the three and six months ended June 30, 2006, we incurred property management fees to Realty of $33,000 and $80,000, respectively, and for the three and six months ended June 30, 2005, we incurred property management fees of $72,000 and $160,000, respectively, for services provided, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions

Under the terms of the Advisory Agreement, Realty may receive a sales commission from acquisitions and dispositions of our properties. For the three and six months ended June 30, 2006, we incurred sales commissions to Realty of $1,071,000 and $1,382,000, respectively, and for the three and six months ended

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2005, we incurred real estate commissions of $432,000 and $481,000, respectively, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Compensation for Services

For the three and six months ended June 30, 2006, we incurred leasing commissions of $144,000, and for the three and six months ended June 30, 2005, we incurred leasing commissions of $35,000 and $47,000, respectively to Realty, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the three and six months ended June 30, 2006, we incurred and paid construction management fees of $19,000 and $36,000, respectively, and for the three and six months ended June 30, 2005, we did not incur any construction management fees to our Advisor.

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

Incentive Bonuses and Milestone Payments

In accordance with our plan of liquidation, Jack R. Maurer, our chief executive officer and president, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. For the three and six months ended June 30, 2006, Mr. Maurer received $0 and $30,000 from us. As of June 30, 2006, Mr. Maurer has received cumulative incentive bonuses of $60,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. For the three and six months ended June 30, 2006, each of Messrs. Inlow and Wallace received $0 and $15,000 from us. As of June 30, 2006, each of Messrs. Inlow and Wallace have received cumulative payments of $30,000 from us.

Investment in Unconsolidated Real Estate

We have purchased certain TIC interests in properties where the other TICs were participating in a tax-free exchange arranged by our Advisor. Such transactions earn our Advisor or its affiliates commissions on the tax-free exchanges; however, our board of directors evaluates the extent to which we participate in such acquisitions.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our Advisor and affiliates.

As of June 30, 2006 and December 31, 2005, our Advisor owed us $100,000 and $220,000, respectively, for amounts due under an indemnification agreement (See Note 12, Commitments and Contingencies).

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $126,232,000 and $139,606,000 as of June 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $13,568,000 and $16,207,000 as of June 30, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $13,374,000 in the mortgage debt was primarily due to the sale of two unconsolidated properties and the subsequent pay-off of the related debt.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of June 30, 2006		As of December 31, 2005
		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	5,900,000	2,862,000	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,832,000	744,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$126,232,000	$13,568,000	$139,606,000	$16,207,000

On January 23, 2006, the Reno Trademark property was sold and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we are in compliance with all such covenants.

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding us $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial. If Clearview is granted its motion for new trial, or Clearview appeals, and prevails in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Leases

In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the new lessor only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $100,000 and $220,000 related to our obligations under the guaranty as of June 30, 2006 and December 31, 2005, respectively. We have no collateral; however, we have recourse against our Advisor under the indemnity agreement. As of June 30, 2006, we have been reimbursed by our Advisor for all amounts paid under the guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Discontinued Operations — Property Held for Sale

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Rental income	$1,237,000	$2,248,000
Rental expenses	489,000	943,000
Depreciation and amortization	420,000	1,035,000
Other (income)	(5,000)	(9,000)
Interest expense (including amortization of deferred financing fees)	321,000	675,000
Minority interest	(13,000)	(124,000)

Income (loss) from discontinued operations	$25,000	$(272,000)

14.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of June 30, 2006, amounted to a 25.0% interest in the remaining assets and liabilities of the AmberOaks property, which we sold June 15, 2006. In accordance with the adoption of our plan of liquidation, we apply the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of June 30, 2006 and December 31, 2005, the minority interest liability was $99,000 and $3,121,000, respectively.

15.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of June 30, 2006, we have unconsolidated investments in two properties located in the state of Texas and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006, we had no consolidated properties, however three of our tenants at our remaining unconsolidated properties, accounted for 10.0% or more of the aggregate annual rental income in the aggregate at those properties for the six months ended June 30, 2006, as follows:

		Percentage of		Square	Lease
	2006 Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	18.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	2,320,000	12.9	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	1,983,000	11.0	Congress Center	90,000	Dec. 2013

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2006.

For the six months ended June 30, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square	Lease
Tenant	Base Rent(*)	Base Rent	Property	Footage	Expiration Date

Netsolve, Inc.	$1,112,000	42.2%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	493,000	18.7	AmberOaks	51,000	April 2007
General Services Administration	327,000	12.4	University Heights	21,000	Nov. 2015

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2005.

16.	Per Share Data

Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. For the diluted earnings (loss) per share calculation, all potentially dilutive securities, if any, are added to the weighted-average number of shares outstanding. Our potentially dilutive securities were options and warrants. As of June 30, 2005 there were 0 stock warrants and 425,000 stock options outstanding, respectively, which were excluded from the calculation of earnings (loss) per share under the treasury method as they were anti-dilutive. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. All stock warrants expired in February 2005.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per share is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income from continuing operations	$383,000	$332,000
Net income (loss) from discontinued operations	25,000	(272,000)

Net income	$408,000	$60,000

Net income (loss) per share:
Continuing operations — basic and diluted	$0.08	$0.07
Discontinued operations — basic and diluted	0.01	(0.06)

Total net income per share — basic and diluted	$0.09	$0.01

Weighted-average number of shares outstanding — basic and diluted	4,605,000	4,605,000

17.	Stock Based Compensation

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Reported net income	$408,000	$60,000
Add: Stock based employee compensation expense included in reported net income	32,000	64,000
Less: Total stock based employee compensation expense determined under a fair value based method for all awards	(33,000)	(83,000)

Pro forma net income	$407,000	$41,000

Reported net income per share — basic and diluted	$0.09	$0.01

Pro forma net income per share — basic and diluted	$0.09	$0.01

There were no options granted during the three and six months ended June 30, 2005. Upon approval of our plan of liquidation, all outstanding options were forfeited on July 27, 2005. These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

Expected life	8.2 years
Risk-free interest based on the 10-year U.S. Treasury Bond	4.22%
Expected dividend yield	8.25%
Expected volatility	10.0%

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events

On July 18, 2006, the board of directors approved a liquidating distribution of $18,000,000, or $3.91 per share, comprised of the net proceeds from the recent property sales and available cash from prior property sales and operations. We distributed a letter dated July 24, 2006 to our shareholders regarding the Company’s sale of two properties, as well as this $18,000,000 liquidating distribution to our shareholders pursuant to our plan of liquidation.

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Advisor, pursuant to an agreement between our Advisor and Realty. Our share of the disposition fee was $223,000, or 3.00% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $1,844,000 as a result of the sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2006 (liquidation basis), and the results of operations for the three and six months ended June 30, 2005 (going concern basis) and cash flows the six months ended June 30, 2005 (going concern basis).

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

Overview and Background

We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. As of June 30, 2006, we owned interests in three unconsolidated properties.

We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of June 30, 2006, we believe we are in compliance with all relevant REIT requirements.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on February 22, 2005, and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired

Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have officers and one director in common, who own in the aggregate an approximate 38.2% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2007 and anticipate completing our plan of liquidation by July 27, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

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

Dispositions in 2006

We pay property disposition fees to Realty in connection with our disposition of properties. 75.0% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price. The loan at the property of $4,449,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow to be paid to Trans-Aero as a rent guaranty. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees were made as follows: (i) construction management fees in the amount of $169,000 of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000 of the total sales price, of which we paid $0. A property disposition fee of $500,000 of the total sales price was paid to Realty, of which we paid $65,000. Sales commissions of $668,000 of the total sales price were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was paid in full upon sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees. The loan at the property of $4,214,000 was paid in full upon sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

On June 15, 2006, the AmberOaks property located in Austin, Texas, of which we owned a 75.0% interest, was sold to Chase Merritt, an unaffiliated third party, for a total sales price of $32,965,000. Our share of the cash proceeds was $12,167,000 after closing costs and other transaction expenses. A property disposition fee of $1,071,000, or 3.25% of the total sales price, was paid to Realty. Our share of the disposition fee was $742,000, or 3.00% of our proportionate share of the total sales price. A sales commission of $428,000, or 1.30% of the total sales price, was also paid to unaffiliated brokers. Upon closing, we made a disbursement payment to our Advisor of $23,000 for previously incurred reimbursable expenses for its services. Also upon closing, we made a disbursement payment to Realty of $18,000 for previously incurred property management fees. The loan at the property of $14,972,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,364,000 as a result of the sale.

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Advisor, pursuant to an agreement between our Advisor and Realty. Our share of the disposition fee was $223,000, or

3.00% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $1,844,000 as a result of the sale.

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

Scheduled Lease Expirations

As of June 30, 2006, our unconsolidated properties were 93.4% leased to 28 tenants. Four tenant leases representing 7.3% of the leased gross leaseable area, or GLA, expire during the remainder of 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that tenants in 3.2% of the expiring GLA will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our plan of liquidation.

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2006

Net assets in liquidation increased $929,000 for the three months ended June 30, 2006. The primary reason for the increase is due to the sale of the Titan Building and Plaza property in July 2006, partially offset by an increase in the reserve for estimated costs in excess of estimated receipts.

Net assets in liquidation decreased $5,495,000 for the six months ended June 30, 2006. The primary reason for the decrease were the distributions to shareholders of approximately $12,000,000, net of increases of $7,216,000 in the fair market value of investments in real estate due to the sale of the AmberOaks property and the sale of the Titan Building and Plaza property in July 2006, and an increase in the reserve for estimated costs in excess of estimated receipts.

Liquidity and Capital Resources

As of June 30, 2006, our total assets and net assets in liquidation were $27,745,000 and $27,034,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance some properties and/or request extensions of the terms of existing financing agreements.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2007 and anticipate completing our plan of liquidation by July 27, 2007.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of approximately $12,000,000 for the six months ended June 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties.

As of June 30, 2006, we estimate that we will have $1,279,000 of commitments and expenditures during the liquidation period comprised of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Subject to our board of directors’ actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity or retire such debt through the disposition of the underlying property.

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

Financing

As of June 30, 2006, there are no mortgages payable outstanding. Mortgages payable, including mortgages payable secured by property held for sale, were $19,214,000 ($15,464,000 liquidation basis) as of December 31, 2005. Upon the sale of the University Heights property on January 31, 2006 and the sale of the AmberOaks property on June 15, 2006, we paid off the related mortgages in full.

We have restricted cash balances of $348,000 as of June 30, 2006 that are held as a rent guaranty and lease cost guaranty in connection with the sale of the University Heights property.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $126,232,000 and $139,606,000 as of June 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $13,568,000 and $16,207,000 as of June 30, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $13,374,000 in the mortgage debt was primarily due to the sale of two unconsolidated properties and the subsequent pay-off of the related debt.

Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of June 30, 2006		As of December 31, 2005
		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	5,900,000	2,862,000	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,832,000	744,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$126,232,000	$13,568,000	$139,606,000	$16,207,000

On January 23, 2006, the Reno Trademark property was sold and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we are in compliance with all such covenants.

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

Contractual Obligations

As of June 30, 2006, all debt has been repaid in full.

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

The following is the calculation of FFO for the six months ended June 30, 2005:

Six Months
Ended
June 30,
2005

Net income	$60,000
Add:
Depreciation and Amortization — discontinued operations	1,026,000
Depreciation and Amortization — unconsolidated real estate operating properties	430,000
Less:
Gain on sale of property	—

Funds from operations	$1,516,000

Weighted-average common shares outstanding — basic and diluted	4,605,000

Gain on sale of investments included in net income and FFO	$317,000

Subsequent Events

On July 18, 2006, the board of directors approved a liquidating distribution of $18,000,000, or $3.91 per share, comprised of the net proceeds from the recent property sales and available cash from prior property sales and operations. We distributed a letter dated July 24, 2006 to our shareholders regarding the Company’s sale of two properties, as well as this $18,000,000 liquidating distribution to our shareholders pursuant to our plan of liquidation.

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Advisor, pursuant to an agreement between our Advisor and Realty. Our share of the disposition fee was $223,000, or 3.00% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $1,844,000 as a result of the sale.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Material changes in the information regarding market risk that was provided in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 are the payment in full of our fixed rate and variable rate mortgage notes payable.

As of June 30, 2006, we have $253,000 in margin liabilities outstanding. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account.

The interest rate on the margin account as of June 30, 2006 is 9.38% per annum. An increase in the variable interest rate on the margin account constitutes a market risk. As of March 31, 2006, for example, a 0.50% increase in the interest rate would have increased our overall annual interest expense by $1,000, or 4.2%. This sensitivity analysis contains certain simplifying assumptions.

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

Following the signatures section of this Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Advisor, advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.

We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.

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

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding us $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial. If Clearview is granted its motion for new trial, or Clearview appeals, and prevails in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.

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

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our shareholders pursuant to our plan of liquidation.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our shareholders pursuant to our plan of liquidation.

There were no other material changes except as disclosed above from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 26, 2006, we held our annual meeting of shareholders. At the meeting, shareholders voted on the election of directors to our board of directors and the ratification of the independent registered public accounting firm Deloitte & Touche LLP. The shareholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson; W. Brand Inlow; and D. Fleet Wallace; and to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2006.

We received proxies representing 55.12% of our 4,605,000 shares of common stock outstanding as of May 15, 2006, the record date. The number of votes for, against, abstaining and withheld were as follows:

	For	Against	Abstain	Withheld

Election of Directors:
Anthony W. Thompson	2,381,000	—	—	19,000
W. Brand Inlow	2,381,000	—	—	19,000
D. Fleet Wallace	2,375,000	—	—	25,000
Ratification of Deloitte & Touche, LLP as independent registered public accounting firm	2,330,000	15,000	55,000	—

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 10, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)
3.1		Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.2		Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference)
3.3		Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.4		Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference)
10.1		Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.2		Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.3		First Amendment to Advisory Agreement between the Company and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by reference)
10.4		Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of May 8, 2006, by and between T REIT-AmberOaks, LP, et al and Chase Merritt, L.P. (included as Exhibit 10.4 to the Form 10-Q filed by the Company on May 10, 2006 and incorporated herein by reference)
10.5		Agreement for Purchase and Sale of Real Property and Escrow Instructions between TREIT-Titan Plaza, L.P., et al and Chase Merritt, L.P., dated June 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed by the Company on June 9, 2006 and incorporated herein by reference)
10.6		First Amendment to Purchase and Sale Agreement of Real Estate and Property and Joint Escrow Instructions (Amber Oaks III), by and between TREIT-Amberoaks, L.P., et al, and Chase Merritt Amber Oaks III, L.P., dated June 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed by the Company on June 15, 2006 and incorporated herein by reference)
10.7		Second Amendment to Purchase and Sale Agreement of Real Estate and Property and Joint Escrow Instructions (Amber Oaks III), by and between TREIT-Amberoaks, L.P., et al, and Chase Merritt Amber Oaks III, L.P., dated June 12, 2006 (included as Exhibit 10.2 to the Form 8-K filed by the Company on June 15, 2006 and incorporated herein by reference)
10.8		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between TREIT-Titan Plaza L.P. et al and Chase Merritt Titan L.P., dated June 30, 2006 (included as Exhibit 10.1 to the Form 8-K filed by the Company on July 11, 2006 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.