Form 10-Q
period 2006-09-30
T REIT INC
filed 2006-11-09
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-49782

T REIT, Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2006, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, Inc.
(A Virginia Corporation)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2006 (Unaudited) and the Period from June 30, 2005 through September 30, 2005 (Unaudited)	3
	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Going Concern Basis) for the Period from January 1, 2005 through June 30, 2005 (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for the Period from January 1, 2005 through June 30, 2005 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$—	$25,075,000
Investments in unconsolidated real estate	6,452,000	11,710,000

	6,452,000	36,785,000
Cash and cash equivalents	1,809,000	3,575,000
Restricted cash	240,000	1,111,000
Investment in marketable securities	—	1,924,000
Accounts receivable, net	3,000	1,675,000
Accounts receivable from related parties	58,000	223,000
Notes receivable	554,000	2,762,000
Asset for estimated receipts in excess of estimated costs during liquidation	140,000	267,000

Total assets	9,256,000	48,322,000

LIABILITIES
Mortgages payable secured by properties held for sale and other debt	—	15,464,000
Accounts payable and accrued liabilities	40,000	233,000
Security deposits and prepaid rent	—	96,000

Total liabilities	40,000	15,793,000
Commitments and contingencies (Note 12)

Net assets in liquidation	$9,216,000	$32,529,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2006 (Unaudited) and
the Period from June 30, 2005 through September 30, 2005 (Unaudited)

			Period from
	Three Months	Nine Months	June 30, 2005
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2006	2006	2005

Net assets in liquidation, beginning of period	$27,034,000	$32,529,000	$47,953,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss (income)	75,000	(752,000)	(713,000)
Distributions received from unconsolidated properties	(161,000)	(796,000)	(275,000)
Payments of liquidation costs and other amounts	432,000	1,835,000	475,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	152,000	(414,000)	(422,000)

Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	498,000	(127,000)	(935,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	29,000	(116,000)	(67,000)
Change in fair value of real estate investments	1,000	7,217,000	511,000
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(346,000)	(287,000)	513,000

Net (decrease) increase in fair value	(316,000)	6,814,000	957,000

Liquidating distributions to shareholders	(18,000,000)	(30,000,000)	(17,995,000)

Change in net assets in liquidation	(17,818,000)	(23,313,000)	(17,973,000)

Net assets in liquidation, end of period	$9,216,000	$9,216,000	$29,980,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 (Unaudited)

Expenses:
General and administrative	$1,013,000

Operating loss	(1,013,000)
Other income (expense):
Other income	52,000
Interest expense (including amortization of deferred financing costs)	(44,000)
Interest and dividend income	233,000
Gain on sale of marketable securities	126,000
Gain on sale of unconsolidated real estate investments	191,000
Equity in earnings of unconsolidated real estate	787,000

Income from continuing operations	332,000
Discontinued operations:
Loss from discontinued operations	(272,000)

Net income	$60,000

Comprehensive income (loss):
Net income	$60,000
Unrealized income (loss) on marketable securities	(24,000)

Comprehensive income	$36,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$0.07
Discontinued operations — basic and diluted	(0.06)

Total net income per common share — basic and diluted	$0.01

Weighted average shares of common stock outstanding — basic and diluted	4,605,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 (Unaudited)

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

T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of September 30, 2006, we owned interests in two unconsolidated properties. All of our remaining properties are office properties. We acquired our properties through our Operating Partnership, which is wholly owned by us.

We are externally advised by Triple Net Properties, LLC, or our Advisor, which as of September 30, 2006 is 36.1% owned by Anthony W. Thompson, the chairman of our board of directors, pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 38.8% of the equity interest in our Advisor as of September 30, 2006. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which as of September 30, 2006 is 75.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 25.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007. Further, while we expect to continue

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor’s board of managers, or the Board of Managers, permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the Securities and Exchange Commission, or the SEC, on June 15, 2005.

3.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or the FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our condensed consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our condensed consolidated statement of operations.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

4.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the nine months ended September 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$2,634,000	$(1,548,000)	$141,000	$1,227,000
Liabilities:
Liquidation costs	(1,151,000)	957,000	(893,000)	(1,087,000)
Other (capital expenditures)	(1,216,000)	878,000	338,000	—

	(2,367,000)	1,835,000	(555,000)	(1,087,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$267,000	$287,000	$(414,000)	$140,000

5.	Net Assets in Liquidation

Net assets in liquidation decreased $17,818,000, or $3.87 per share, for the three months ended September 30, 2006. The primary reason for the decrease was the distributions to shareholders of approximately $18,000,000, or $3.91 per share, offset by an increase in the reserve for estimated receipts in excess of estimated cost.

Net assets in liquidation decreased $23,313,000, or $5.06 per share, for the nine months ended September 30, 2006. The primary reason for the decrease was the distributions to shareholders of approximately $30,000,000, or $6.52 per share, net of increases of $7,217,000, or $1.57 per share, in the fair market value of real estate investments primarily due to the sale of the AmberOaks property in June 2006 and the sale of the Titan Building and Plaza property in July 2006.

Net assets in liquidation plus $48,000,000 in cumulative liquidating distributions as of September 30, 2006 of approximately $57,216,000 would result in liquidating distributions per share of approximately $12.43, of which $10.42 has been paid as of September 30, 2006. These estimates for liquidating distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

As of September 30, 2006, our real estate investments are comprised of investments in unconsolidated real estate. As of December 31, 2005, our real estate investments were comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2005, all of our consolidated properties were considered held for sale.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized combined historical financial information of investments in our unconsolidated real estate for the period from January 1, 2005 through June 30, 2005 is as follows:

Period from
January 1, 2005
Through
June 30, 2005

Revenues	$22,380,000
Rental and other expenses	19,817,000

Net income	$2,563,000

Our equity in earnings	$787,000

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty. Our share of the disposition fee was $223,000, or 3.0% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $1,844,000.

7.	Investment in Marketable Securities

Sales of equity securities resulted in realized gains of $29,000 and $176,000 and realized losses of $0 and $21,000 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, we recognized realized gains of $39,000 and $156,000, respectively, and realized losses of $40,000 and $87,000, respectively, as a result of the sale of our total investment in marketable securities. As of September 30, 2006, we liquidated our investment in marketable securities and we do not intend to invest in any marketable securities in the future.

8.	Notes Receivable

We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6.00% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note was an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid could not exceed $522,000 annually on this note and the buyer’s first mortgage. The note was interest only with the balance, including all unpaid interest, due on August 1, 2006. On May 5, 2006, the $2,200,000 note receivable was paid in full. The interest rate for the $2,200,000 note as of December 31, 2005 was 8.60% per annum. In accordance with the liquidation basis of accounting, the note was carried at its net realizable value as of December 31, 2005.

We hold a promissory note with a balance of $554,000 and $562,000 as of September 30, 2006 and December 31, 2005, respectively. The promissory note is secured by a first deed of trust on the Christie Street property, and bears interest at 8.50% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued unpaid interest and principal are due in December 2006. See Note 18, Subsequent Event for a further discussion. In accordance with the liquidation basis of accounting, the note is carried at its net realizable value as of September 30, 2006 and December 31, 2005.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgages Payable and Other Debt

Mortgages payable consisted of the following as of September 30, 2006 (liquidation basis) and December 31, 2005 (liquidation basis):

	September 30,	December 31,
	2006	2005

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3.00% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. As of December 31, 2005 the interest rate was 5.25% per annum. Equal principal and interest payments of $24,000 were payable monthly until repaid in full. The note was repaid in full on January 31, 2006	$—	$4,214,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.50% per annum. The interest rate as of December 31, 2005 was 8.00% per annum. The note was repaid in full on June 15, 2006	—	15,000,000

Total mortgages payable	—	19,214,000
Less: minority interest share of mortgages payable	—	3,750,000

Mortgages payable (liquidation basis)	$—	$15,464,000

We have adjusted the carrying values of the outstanding mortgage loans payable to their estimated settlement amounts in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we would be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the three and nine months ended September 30, 2006, we borrowed $5,000 and $258,000, respectively, and repaid $258,000 and $258,000, respectively. For the three and nine months ended September 30, 2005, we borrowed $1,471,000 and $3,036,000, respectively, and repaid $0 and $1,565,000, respectively. As of September 30, 2006 and December 31, 2005, we had no margin liabilities outstanding, respectively. We do not intend to borrow under the margin securities account in the future.

10.	Shareholders’ Equity

Share Repurchase Program

Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provided eligible shareholders with limited liquidity by enabling them to sell their common stock back to us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. We repurchased 10,000 shares for $87,000 for the nine months ended September 30, 2005. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited and the Plans were terminated on July 27, 2005. Stock based compensation expense was $0 and $64,000 for the three and nine months ended September 30, 2005, respectively.

11.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees

The current term of the Advisory Agreement expired on February 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the three and nine months ended September 30, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three and nine months ended September 30, 2006, we incurred fees to our Advisor of $82,000 and $229,000, respectively, and for the three and nine months ended September 30, 2005, we incurred fees to our Advisor of $38,000 and $145,000, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.00% per annum on their investment in us. For the three and nine months ended September 30, 2006, we incurred asset management fees to our Advisor of $27,000 and $241,000, respectively, and we paid $215,000 and $215,000 in asset management fees for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, we did not incur any asset management fees to our Advisor.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee equal to 5.0% of the gross revenue from the properties. For the three and nine months ended September 30, 2006, we incurred property management fees to Realty of $4,000 and $84,000, respectively, and for the three and nine months ended September 30, 2005, we incurred property management fees of $45,000 and $205,000, respectively, for services provided. 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fees

Under the terms of the Advisory Agreement, Realty may receive a disposition fee from the dispositions of our properties. For the three and nine months ended September 30, 2006, we incurred disposition fees to

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realty of $0 and $1,382,000, respectively, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the three and nine months ended September 30, 2005, we did not incur any disposition fees.

Compensation for Services

For the three and nine months ended September 30, 2006, we incurred leasing commissions of $0 and $144,000, respectively, and for the three and nine months ended September 30, 2005, we incurred leasing commissions of $2,000 and $49,000, respectively, to Realty, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the three and nine months ended September 30, 2006, we incurred and paid construction management fees of $0 and $36,000, respectively, and for the three and nine months ended September 30, 2005, we did not incur any construction management fees to our Advisor.

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

Incentive Bonuses and Milestone Payments

In accordance with our plan of liquidation, Jack R. Maurer, our chief executive officer and president, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. For the three and nine months ended September 30, 2006, Mr. Maurer received $30,000 and $60,000 from our Advisor, respectively. As of September 30, 2006, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. For the three and nine months ended September 30, 2006, each of Messrs. Inlow and Wallace received $20,000 and $35,000, respectively, from us. As of September 30, 2006, each of Messrs. Inlow and Wallace have received cumulative payments of $50,000 from us.

Related Party Accounts Receivable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and affiliates.

As of September 30, 2006 and December 31, 2005, our Advisor owed us $40,000 and $220,000, respectively, for amounts due under an indemnification agreement. See Note 12, Commitments and Contingencies — Leases for a further discussion.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $120,252,000 and $139,606,000 as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $10,703,000 and $16,207,000 as of September 30, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $19,354,000 in mortgage and other debt was primarily due to the sale of three unconsolidated properties and the subsequent pay-off of the related debt.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of September 30, 2006		As of December 31, 2005
		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	—	—	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,752,000	741,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$120,252,000	$10,703,000	$139,606,000	$16,207,000

On January 23, 2006, the Reno Trademark property was sold and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

On July 21, 2006, the Titan Building and Plaza property was sold and the loan was repaid in full.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, such unconsolidated properties are in compliance with all such covenants.

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. The claim was settled in the fourth quarter of 2006 in the amount of $127,000, of which we paid $33,000.

Other than as set forth above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Environmental Matters

We follow the policy of monitoring our unconsolidated properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our unconsolidated properties, we are not currently aware of any environmental liability with respect to our unconsolidated properties that would have a material effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Leases

In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the new lessor only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. Accordingly, we have accrued $40,000 and $220,000 related to our obligations under the guaranty as of September 30, 2006 and December 31, 2005, respectively. We have no collateral; however, we have recourse against our Advisor under the indemnity agreement. As of September 30, 2006, we have been reimbursed by our Advisor for all amounts paid under the guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our obligation.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

13.	Discontinued Operations — Property Held for Sale

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our consolidated operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through June 30, 2005:

Period from
January 1, 2005
Through
June 30,
2005

Rental income	$2,248,000
Rental expenses	943,000
Depreciation and amortization	1,035,000
Other (income)	(9,000)
Interest expense (including amortization of deferred financing fees)	675,000
Minority interest	(124,000)

Loss from discontinued operations	$(272,000)

14.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of September 30, 2006, amounted to a 25.0% interest in the remaining assets and liabilities of the AmberOaks property, which we sold June 15, 2006. In accordance with the adoption of our plan of liquidation, we apply the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of September 30, 2006 and December 31, 2005, the minority interest liability was $34,000 and $3,121,000, respectively.

15.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of September 30, 2006, we have unconsolidated investments in one property located in the state of Texas and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2006, we had no consolidated properties, however three of our tenants at our remaining unconsolidated properties, accounted for 10.0% or more of the aggregate annual rental income in the aggregate at those properties for the nine months ended September 30, 2006, as follows:

	2006	Percentage of		Square	Lease
	Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	19.7%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	2,320,000	13.7	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	1,994,000	11.7	Congress Center	90,000	Dec. 2013

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2006.

For the nine months ended September 30, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

	2005	Percentage of			Lease
	Annual	2005 Annual		Square	Expiration
Tenant	Base Rent (*)	Base Rent	Property	Footage	Date

Netsolve, Inc.	$1,112,000	41.1%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	493,000	18.2	AmberOaks	51,000	April 2007
General Services Administration	327,000	12.1	University Heights	21,000	Nov. 2015

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2005.

16.	Per Share Data

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

Net income (loss) per share is calculated as follows:

Period from
January 1, 2005
Through
June 30,
2005

Net income from continuing operations	$332,000
Net income (loss) from discontinued operations	(272,000)

Net income	$60,000

Net income (loss) per share:
Continuing operations — basic and diluted	$0.07
Discontinued operations — basic and diluted	(0.06)

Total net income per share — basic and diluted	$0.01

Weighted-average number of shares outstanding — basic and diluted	4,605,000

17.	Stock Based Compensation

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Period from
January 1, 2005
Through
June 30,
2005

Reported net income	$60,000
Add: Stock based employee compensation expense included in reported net income	64,000
Less: Total stock based employee compensation expense determined under a fair value based method for all awards	(83,000)

Pro forma net income	$41,000

Reported net income per share — basic and diluted	$0.01

Pro forma net income per share — basic and diluted	$0.01

There were no options granted for the period from January 1, 2005 through June 30, 2005. Upon approval of our plan of liquidation, all outstanding options were forfeited on July 27, 2005. These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

Expected life	8.2 years
Risk-free interest based on the 10-year U.S. Treasury Bond	4.22%
Expected dividend yield	8.25%
Expected volatility	10.0%

18.	Subsequent Event

We hold a promissory note with a balance of $554,000 as of September 30, 2006, which is secured by a first deed of trust on the Christie Street property and bears interest at 8.50% per annum. All accrued unpaid interest and principal is due in December 2006. A monthly payment of interest and principal of approximately $4,800 was due November 1, 2006. As of November 9, 2006, amounts due under the promissory note remain delinquent. We intend to pursue legal actions to collect amounts owed to us pursuant to the terms and conditions of the promissory note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2006 (liquidation basis) and the period from June 30, 2005 through September 30, 2005 (liquidation basis), and the results of operations for the period from January 1, 2005 through June 30, 2005 (going concern basis) and cash flows for the period from January 1, 2005 through June 30, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our plan of liquidation. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with Triple Net Properties, LLC, or our Advisor; litigation, including without limitation, the investigation of our Advisor by the Securities and Exchange Commission, or the SEC; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. As of September 30, 2006, we owned interests in two unconsolidated properties.

We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2006, we believe we are in compliance with all relevant REIT requirements.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on February 22, 2005, and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 38.8% of the equity interest in our Advisor as of September 30, 2006. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which as of September 30, 2006 is 75.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 25.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of approval of our plan of liquidation (July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT.

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

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

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

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty. Our share of the disposition fee was $223,000, or 3.00% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 increased by approximately $1,844,000.

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

Scheduled Lease Expirations

As of September 30, 2006, our unconsolidated properties were 93.7% leased to 15 tenants. One tenant lease representing 7.4% of the leased gross leaseable area, or GLA, expires during the remainder of 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate that none of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2006

Net assets in liquidation decreased $17,818,000, or $3.87 per share, for the three months ended September 30, 2006. The primary reason for the decrease was the distribution to shareholders of approximately $18,000,000, or $3.91 per share, offset by an increase in the reserve for estimated receipts in excess of estimated cost.

Net assets in liquidation decreased $23,313,000, or $5.06 per share, for the nine months ended September 30, 2006. The primary reason for the decrease was the distributions to shareholders of approximately $30,000,000, or $6.52 per share, net of increases of $7,217,000, or $1.57 per share, in the fair market value of investments in real estate primarily due to the sale of the AmberOaks property in June 2006 and the sale of the Titan Building and Plaza property in July 2006.

Liquidity and Capital Resources

As of September 30, 2006, our total assets and net assets in liquidation were $9,256,000 and $9,216,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of approval of our plan of liquidation (July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust.

Although we can provide no assurances, we currently expect to sell all of our assets by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of approximately $30,000,000 for the nine months ended September 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties.

As of September 30, 2006, we estimate that we will have $1,087,000 of commitments and expenditures during the liquidation period comprised of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets owned by us and the ability to obtain debt financing from third parties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of September 30, 2006, our primary source of capital is distributions from our unconsolidated properties.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of liquidating distributions to be primarily from the net proceeds from the sale of our remaining property interests.

Financing

As of September 30, 2006, there are no consolidated mortgages payable outstanding. Mortgages payable, including mortgages payable secured by property held for sale, were $19,214,000 ($15,464,000 liquidation basis) as of December 31, 2005. Upon the sale of the University Heights property on January 31, 2006 and the sale of the AmberOaks property on June 15, 2006, we paid off the related mortgages in full.

We have restricted cash balances of $240,000 as of September 30, 2006 that are held as a rent guaranty and lease cost guaranty in connection with the sale of the University Heights property.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $120,252,000 and $139,606,000 as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt was $10,703,000 and $16,207,000 as of September 30, 2006 and December 31, 2005, respectively, as set forth in the summary below. The decrease of $19,354,000 in mortgage and other debt was primarily due to the sale of three unconsolidated properties and the subsequent pay-off of the related debt.

Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		As of September 30, 2006		As of December 31, 2005
		Mortgage and	T REIT, Inc.’s	Mortgage and	T REIT, Inc.’s
	Ownership	Other Debt	Portion of	Other Debt	Portion of
Property	Percentage	Balance	Debt	Balance	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5	—	—	5,900,000	2,861,000
Congress Center — LLC	10.3	97,500,000	9,962,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3	22,752,000	741,000	23,000,000	749,000
Oakey Building — LLC	9.8	—	—	8,757,000	855,000

Total		$120,252,000	$10,703,000	$139,606,000	$16,207,000

On January 23, 2006, the Reno Trademark property was sold and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

On July 21, 2006, the Titan Building and Plaza property was sold and the loan was repaid in full.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, such unconsolidated properties are in compliance with all such covenants.

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

Contractual Obligations

As of September 30, 2006, all consolidated debt has been repaid in full.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Subsequent Event

We hold a promissory note with a balance of $554,000 as of September 30, 2006, which is secured by a first deed of trust on the Christie Street property and bears interest at 8.50% per annum. All accrued unpaid interest and principal is due in December 2006. A monthly payment of interest and principal of approximately $4,800 was due November 1, 2006. As of November 9, 2006, amounts due under the promissory note remain delinquent. We intend to pursue legal actions to collect amounts owed to us pursuant to the terms and conditions of the promissory note.

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

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. Our FFO reporting complies with NAREIT’s policy described above.

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

The following is the calculation of FFO for the period from January 1, 2005 through June 30, 2005:

Period from
January 1, 2005
Through
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

As of September 30, 2006, a 1.0% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Pursuant to the Evaluation, our chief executive officer and chief financial officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The use of the words “we,” “us” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Advisor, advised us that it learned that the Securities Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution in our plan of liquidation.

On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. We expect to commence binding arbitration in the third quarter of 2006 in order to resolve this action. The claim was settled in the fourth quarter of 2006 in the amount of $127,000, of which we paid $33,000.

Other than the above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 1A.	Risk Factors

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC, except as noted below.

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

The pending SEC investigation of our Advisor could adversely impact our Advisor’s ability to perform its duties to us which could negatively impact our ability to pay distributions.

On September 16, 2004, our Advisor learned that the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T REIT, Inc.
(Registrant)

By:	/s/ Jack R. Maurer
Jack R. Maurer
Chief Executive Officer
(principal executive officer)

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Financial Officer
(principal financial officer)

Date: November 9, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)

3.1		Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)

3.2		Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference)

3.3		Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)

3.4		Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference)

10.1		Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)

10.2		Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)

10.3		First Amendment to Advisory Agreement between the Company and our Advisor (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement filed on Form S-11 on July 17, 2001 (File No. 333-772229) and incorporated herein by reference)

10.4		Agreement for Purchase and Sale of Real Property and Escrow Instructions between TREIT-Titan Plaza, L.P., et al and Chase Merritt, L.P., dated June 7, 2006 (included as Exhibit 10.1 to the Form 8-K filed by the Company on June 9, 2006 and incorporated herein by reference)

10.5		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between TREIT-Titan Plaza L.P. et al and Chase Merritt Titan L.P., dated June 30, 2006 (included as Exhibit 10.1 to the Form 8-K filed by the Company on July 11, 2006 and incorporated herein by reference)

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.