Form 10-K
period 2006-12-31
T REIT INC
filed 2007-03-09
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-49782
T REIT, Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200	92705
Santa Ana, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $45,807,000 (based on the price for which each share was sold). No established market exists for the registrant’s shares of common stock.

As of March 9, 2007, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, INC.
(A Virginia Corporation)

PART I

Item 1.	Business.

The use of the words “we,” us,” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership, except where the context otherwise requires.

OUR COMPANY

We were formed in December 1998 in the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We were originally organized to acquire, manage and invest in a diversified portfolio of real estate projects or interests therein of office, industrial, retail and service properties. As described below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2006, we owned interests in two unconsolidated properties.

We conduct business and own properties through T REIT, L.P., our Operating Partnership, which was formed as a Virginia limited partnership in December 1998. We are the sole general partner of the Operating Partnership and have control over the affairs of the Operating Partnership.

We are externally advised by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Advisor’s web-site at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any shareholder upon request. We do not maintain our own website or have an address or telephone number separate from our Advisor. Since we pay fees to our Advisor for its services, we do not pay rent for the use of their space.

Plan of Liquidation

On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board of director’s decision to adopt our plan of liquidation followed a lengthy process in which our board of directors and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinion as to whether our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT or undertake to create a liquidating trust.

As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on June 15, 2005.

Liquidation Progress During 2006

•	In February 2006 and July 2006, we paid a liquidating distribution of approximately $12,000,000, or $2.61 per share, and $18,000,000, or $3.91 per share, respectively; and

•	We sold the following properties in 2006:

•	Reno Trademark, of which we owned 40.0%, on January 23, 2006, for net proceeds to us of $2,310,000;

•	Oakey Building, of which we owned 9.8%, on January 24, 2006, for net proceeds to us of $1,134,000;

•	University Heights, of which we owned 100.0%, on January 31, 2006, for net proceeds to us of $2,765,000;

•	AmberOaks, of which we owned 75.0%, on June 15, 2006, for net proceeds to us of $12,167,000; and

•	Titan Building and Plaza, of which we owned 48.5%, on July 21, 2006, for net proceeds to us of $3,725,000.

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

Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our properties. However, we cannot assure our shareholders that we will attain all of these objectives or that shareholder capital will not decrease.

Disposition Strategies

In accordance with our plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell our properties at the highest possible price in order to maximize the return to our shareholders; and

•	the ability of our buyers to finance the acquisition of our assets.

Operating Strategies

In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our properties through strategies designed to address the needs of current and prospective tenants. Strategies include:

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

FINANCING POLICIES

We conduct substantially all of our investment and debt-financing activities through our Operating Partnership. We have also financed our investments through a combination of equity as well as secured debt. As of December 31, 2006, all consolidated debt has been repaid in full.

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

TAX STATUS

We have been organized and operated, and intend to continue to operate until our liquidation is complete, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity in stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 100.0% of our REIT taxable income to our shareholders.

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

DISTRIBUTION POLICY

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90.0% of our taxable income (excluding capital gains) to our shareholders. In accordance with our plan of liquidation, regular monthly distributions on our common shares were terminated effective August 1, 2005. Future liquidating distributions will be made from net proceeds received from the sales of assets, and will be determined at the discretion of our board of directors. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant.

COMPETITION

We compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

When we sell our properties, we will be in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.

As of March 9, 2007, we hold interests in two unconsolidated properties located in Texas and Illinois. Other entities managed by our Advisor also own interests in the same Chicago, Illinois property in which we own an interest. Entities managed by our Advisor or its affiliates own several properties located in Texas. Our properties may face competition in these states from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in these states.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our unconsolidated properties have been audited, nor have investigations of our unconsolidated properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our unconsolidated properties or restrict our ability to renovate our unconsolidated properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation.   Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our unconsolidated properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants may handle hazardous substances and wastes on our unconsolidated properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations.  Our unconsolidated properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our unconsolidated properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our shareholders. We believe, based in part on engineering reports which we generally obtain at the time we acquired the unconsolidated properties, that all of our unconsolidated properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS

For the year ended December 31, 2006, three of our tenants at our unconsolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2006 Annual	2006 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Homeland Security	$3,344,000	19.2%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins.	$2,320,000	13.3%	Congress Center	101,000	February 2012
Akzo Nobel, Inc.	$1,994,000	11.4%	Congress Center	90,000	December 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2006.

EMPLOYEES

We have no employees and our executive officers are all employees of our Advisor. Substantially all of our work is performed by employees of our Advisor and its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated With Our Liquidation

We may delay or reduce our liquidating dividends.

As of March 9, 2007, we estimate that our net proceeds from liquidation will be approximately $56,996,000 (of which approximately $48,000,000 has already been paid to our shareholders) and we expect that our shareholders will receive approximately $12.38 per share in liquidating distributions (of which $10.42 per share has already been paid). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our shareholders may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of March 9, 2007, none of our remaining interests in the two unconsolidated properties are subject to binding sale agreements providing for the sale of our entire interest in the respective unconsolidated properties. In calculating the estimated fair value of our remaining unconsolidated properties, we assumed that we will be able to find buyers for our remaining unconsolidated properties at amounts based on our best estimate of market values for each unconsolidated property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of each of the unconsolidated property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our shareholders would be delayed or reduced. Furthermore, the projected liquidating distributions are based upon our best estimate of the market value for each unconsolidated property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each unconsolidated property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each unconsolidated property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our unconsolidated properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

The consummation of future potential sales transactions are subject to the satisfaction of applicable closing conditions. If the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for these assets, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our shareholders would be delayed or reduced.

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

Any reduction in the value of our properties would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of liquidating distributions to our shareholders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating our estimated liquidating distributions, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the sales value of the unconsolidated properties, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our shareholders.

If we are not able to sell our remaining assets in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and, ultimately, may become subject to bankruptcy proceedings.

In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner we could ultimately become subject to bankruptcy proceedings.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the final liquidating distribution to our shareholders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amount of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our shareholders, may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our shareholders may be delayed or reduced.

Pursuing our plan of liquidation may cause us to fail to qualify as a REIT, which would lower the amount of our liquidating distributions.

We value our status as a REIT under the tax code because as long as we qualify as a REIT, we generally would not be subject to federal income tax. While our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, pursuant to our plan of liquidation, our board of directors may take actions which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of our plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, to qualify as a REIT, at least 75.0% of our gross income must come from real estate sources and 95.0% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received, especially after deducting from those cash proceeds any amounts that we are contractually obligated to immediately repay to the lenders under any credit facility. The REIT provisions of the Code require us to pay out a large portion of our ordinary income in the form of a distribution to shareholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required distribution or find another alternative way to meet the REIT distribution requirements, we may fail to qualify as a REIT for that taxable year. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

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

We generally are not subject to federal income tax to the extent that we distribute to our shareholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of distributions paid to our shareholders for the taxable year. In addition, we are subject to a 4.0% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85.0% of our ordinary income for that year, plus 95.0% of our capital gain net income for that year, plus 100.0% of our undistributed taxable income from prior years. While we intend to make distributions to our shareholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements under the Code, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our shareholders.

The sale of our assets may cause us to be subject to a 100.0% excise tax on “prohibited transactions,” which would reduce the amount of our liquidating distributions.

REITs are subject to a 100.0% excise tax on any gain from “prohibited transactions,” which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT’s trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code does provide a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions, but we may not be able to satisfy these conditions. While we do not believe that any of our unconsolidated properties should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, resulting in the payment of taxes by us as described above, in which case the amount available for distribution to our shareholders could be significantly reduced.

Our entity value may be adversely affected by adoption of our plan of liquidation.

In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our remaining assets at or below the low end of the estimated range, which would reduce the amount of distributions to our shareholders.

There can be no assurance that our plan of liquidation will result in greater returns to our shareholders on their investment within a reasonable period of time, than our shareholders would receive through other alternatives reasonably available to us.

Our shareholders will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our board of directors and the special committee each believe that a liquidation will be more likely to provide our shareholders with a greater return on their investment within a reasonable period of time, than our shareholders would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events which may be unreliable or incorrect.

We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our board of directors.

In accordance with our plan of liquidation, regular monthly distributions to our shareholders were terminated effective August 1, 2005. Future liquidating distributions will be made from net proceeds received by us from the sales of our assets, and will be determined at the sole discretion of our board of directors. Liquidating distribution amounts will depend on net proceeds received from the sale of our unconsolidated properties, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, and other factors our board of directors may deem relevant. Our ability to pay distributions to our shareholders may be adversely affected by the risks described herein.

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

Our board of directors may amend our plan of liquidation without the shareholder approval.

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

We have the authority to sell any and all of our assets on such terms and to such parties as we determine. Our shareholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. Accordingly, our shareholders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hind sight.

Our plan of liquidation may lead to shareholder litigation which could result in substantial costs and distract our management.

Historically, extraordinary corporate actions by a company, such as our plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 9, 2007, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our shareholders.

Our officers and directors and our Advisor have conflicts of interest that differ from our shareholders as a result of the liquidation.

Some of our officers and directors and our Advisor have interests in the liquidation that are different from our shareholders’ interests as a shareholder. Our board of directors is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.

Two of our executive officers are executive officers of our Advisor and all of our executive officers are employed and compensated by our Advisor or its parent company, NNN Realty Advisors. Moreover, Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors. NNN Realty Advisors owns 100% of the equity interest in our Advisor. Mr. Thompson, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of the equity interest in NNN Realty Advisors as of December 31, 2006.

Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our two unconsolidated properties. Our Advisor has engaged Realty, an affiliate of our Advisor, to provide various services to us in connection with our two unconsolidated properties, including disposing of our two unconsolidated properties. In accordance with our plan of liquidation, our Advisor or Realty will be paid to liquidate our assets pursuant to the Advisory Agreement. Such fees will be the lesser of: (i) 3.0% of the contracted sales price of the property; or (ii) 50.0% of the competitive, market-based real estate commission. Additionally, the property disposition fee to our Advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the property: (i) 6.0% of the contracted sales price, or (ii) the competitive, market based real estate commission. Based on our estimated sales prices as of December 31, 2006, we estimate that pursuant to the Advisory Agreement we will pay fees to our Advisor or Realty of approximately $260,000 for disposing of our property interests during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’

interests in the properties. Based on our estimated sales prices as of December 31, 2006, we estimate that the total fees that will be received by our Advisor or Realty from the affiliated co-owners will be approximately $2,825,000, which includes the fees to be received by our Advisor under the Advisory Agreement. Moreover, if we sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, our Advisor and Realty may receive additional fees from the purchaser of the property.

Our Advisor also owns 22,100 shares of our common stock, and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2006, plus liquidating distributions through December 31, 2006, will be entitled to receive approximately $274,000 in distributions. These estimates per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change favorably or unfavorably based on the timing of any sales, the performance of the assets and as a result changes in the underlying assumptions of the projected cash flows.

In accordance with our plan of liquidation, Jack R. Maurer, our chief executive officer and president, is entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing our plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2006, as a result of meeting certain performance goals, Mr. Maurer has received incentive bonuses of $90,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors (and our special committee formed at the time of our consideration of a plan of liquidation), are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Inlow and Wallace has received $50,000 from us because the performance milestones were met.

Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of December 31, 2006, $195,000 in retention and incentive bonuses has been paid by us, of which Andrea R. Biller, our Secretary, received $25,000 in August 2005 and $35,000 in March 2006 and Courtney A. Brower, our Chief Accounting Officer, received $2,000 in August 2005.

Our executive officers and directors own a total of 1,219 shares of our common stock and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2006, plus liquidating distributions through December 31, 2006, they will be entitled to receive approximately $15,000 in distributions. These estimates per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the assets and as a result of changes in the underlying assumptions of the projected cash flows.

Our plan of liquidation provides that we may sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, but only if the transaction is approved by the special committee. If we enter such a transaction, we expect that the special committee will require that Stanger opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will the special committee approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

Distributing interests in a liquidating trust may cause our shareholders to recognize gain prior to the receipt of cash.

The REIT provisions of the Code generally require that each year we distribute as a dividend to our shareholders 90.0% of our REIT taxable income. Under certain provisions of the Code, our liquidating distributions may not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months of the adoption of our plan of liquidation. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk certain consequences of losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. Such a distribution would be treated as a distribution of our remaining assets to our shareholders, followed by a contribution of the assets to the liquidating trust. As a result, a shareholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the shareholder’s basis in his stock, notwithstanding that the shareholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the shareholder’s gain at the time interests in the liquidating trust are distributed to the shareholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets, in which case the shareholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the shareholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

We do not have an executed advisory agreement, and we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.

Our Advisory Agreement with the Advisor expired on February 22, 2005 and was not renewed for consecutive one-year terms. However, our Advisor continues to advise us on a month-to-month basis under the terms of the existing Advisory Agreement. Under the terms of the existing Advisory Agreement, our Advisor currently manages our daily operations, provides our executive officers and pays certain of our state, federal and local corporate compliance costs, including, without limitation, costs incurred in complying with the Sarbanes-Oxley Act. If we are unable to continue to retain the services of our Advisor on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete our plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our assets and business.

If we are unable to retain our Officers and our Advisor is unable to retain the key executives and employees it provides to us pursuant to the Advisory Agreement with us sufficient to complete our plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our officers, their familiarity with our assets, any counter-parties to any future sale agreements and the market for our unconsolidated properties, and their ability to efficiently manage the professionals in the process as well as our Advisor. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at expected prices.

Our ability to complete our plan of liquidation in a timely manner also depends on our Advisor’s ability to retain its officers and key employees. Our Advisor’s officers and employees may seek other employment rather than remain with our Advisor throughout the process of liquidation. If our Advisor is unable to retain appropriate qualified key executives and employees to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

Our shareholders may not receive any profits resulting from the sale of one or more of our unconsolidated properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

In accordance with our plan of liquidation, our shareholders may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our unconsolidated properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on an asset we have sold as partial payment therefore. We do not have any limitations or restrictions on our right to take such purchase money note obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our shareholders may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.

Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.

In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our consolidated financial statements to be in accordance with GAAP under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value, and all of our liabilities are recorded at the estimated amounts at which the liabilities are expected to be settled. However, we cannot assure our shareholders what the ultimate amounts of such liquidating distributions will be in the future. Under the liquidation basis of accounting the fair value of the assets and liabilities is estimated at each reporting period and, therefore, there is a risk that our assets may substantially decrease, due to revised estimates of the fair value, or that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

We may be unable to sell jointly held properties or our interests in limited liability companies at our expected value.

We do not have investments in undivided TIC interests and limited liability companies. Under the liquidation basis of accounting we account for these interests at their estimated fair value. As of December 31, 2006, the estimated fair value of these unconsolidated properties was $5,686,000. Because of the nature of joint ownership, we may need to agree with our co-owners on the terms of each unconsolidated property sale before such sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for any of the unconsolidated properties. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of these unconsolidated properties may delay or reduce our liquidating distributions therefrom. Additionally, in order to realize a return on our investment, we presently intend to sell certain of our interests in limited liability companies. We may be unable to receive our expected value for these unconsolidated properties because we hold minority interests in the limited liability companies and, thus, cannot sell our property interests held in the limited liability companies or the applicable unconsolidated properties in their entirety.

Shareholders could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our shareholders could be held liable for the payment to creditors of such shareholder’s pro rata portion of the excess, limited to the amounts previously received by the shareholder in distributions from us or the liquidating trust.

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

In calculating our estimated fair value of our real estate and, therefore, our estimated per share distribution amount, we have assumed that any purchasers of our unconsolidated properties will assume certain mortgages on the underlying properties, which contain penalties in the event of the prepayment of those mortgages. The sale of our unconsolidated properties pursuant to our plan of liquidation will trigger these penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in connection with the sale of all of our unconsolidated properties, which could negatively affect the amount of cash available for distribution to our shareholders under our plan of liquidation. As of December 31, 2006, our share of the prepayment fees or defeasance charges on our mortgages which we may be liable for is approximately $141,000.

Our Advisor is entitled to a share of the distributions of the assets of the Operating Partnership upon its liquidation.

Our Advisor also owns 100 non-voting incentive performance units in our Operating Partnership, which entitles our Advisor to distributions of gains from the liquidation of the Operating Partnership’s assets. At the January 21, 2005 meeting, of the then Board of Managers of our Advisor unanimously voted to waive any distributions due to our Advisor pursuant to these incentive performance units. At this time we do not have an express contractually enforceable right to enforce this decision, and our Advisor may at a later date decide to enforce its rights to such distribution.

Other Risks of Our Business

The pending SEC investigation of our Advisor could result in regulatory actions against us which could negatively impact our ability to pay distributions to our shareholders.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions to our shareholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us.

Erroneous disclosure in the prior performance tables in our initial public offering documents could result in lawsuits or other actions against us or our Advisor which could have a material adverse effect upon our business and results of operations.

In connection with our initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor now has determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us or our Advisor which could reduce or delay our liquidating distributions to our shareholders.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.

The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.

While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these corporate governance standards and, as a result, we did not have all of the required procedures and policies in place at the time of enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies against us, which could negatively impact our net assets in liquidation.

We are currently involved in litigation, which could reduce the amount of our liquidation distributions.

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution to our shareholders.

On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. The claim was settled in the fourth quarter of 2006 in the aggregate amount against all defendants (including us) of $127,000, of which we paid $33,000. On December 11, 2006, the case was dismissed with prejudice.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our shareholders’ investments and our shareholders may lose some or all of their investments.

By owning shares of our common stock, our shareholders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our shareholders’ investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our assets decrease in value, the value of our shareholders’ investment will likewise decrease and our shareholders could lose some or all of their investment.

Our properties face significant competition.

We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties owned by others in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our shareholders. At the time we dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to dispose of the property due to the lack of an acceptable return.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our shareholders.

Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our properties and the ability to make distributions to our shareholders depend upon the ability of the tenants at our properties to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our shareholders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available for sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;

•	our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a adverse effect on our revenues and cash available for distribution to our shareholders.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to liquidate all of our investments by December 31, 2007; however, due to the illiquid nature of real estate and the short timeframe that we have to sell such unconsolidated properties, we may not recoup the estimated fair value we have recorded as of December 31, 2006 by December 31, 2007. We cannot provide assurance that we will be able to dispose of our unconsolidated properties by December 31, 2007 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that all of our unconsolidated properties as of December 31, 2006 are located in only two states: Texas; and Illinois. This geographic concentration of our two unconsolidated properties exposes us to economic downturns in these regions. A regional recession in either of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the two unconsolidated properties. In addition, our two unconsolidated properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic markets.

Due to the limited number of properties in our portfolio, we are dependent upon those tenants that generate significant rental income, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

For the year ended December 31, 2006, rent paid by the three largest tenants at our two unconsolidated properties represented 43.9% of our annualized revenues. The revenues generated by the two unconsolidated properties that these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our shareholders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We endeavor to maintain comprehensive insurance on each of the two unconsolidated properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the two unconsolidated properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to either of our two unconsolidated properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or both of our two unconsolidated properties, we could lose both our invested capital and anticipated profits from such unconsolidated property or properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our shareholders’ best interests and may subject these investments to increased risks.

We acquired our interests in the Congress Center property through co-ownership arrangements with one or more affiliates of our Advisor. Each co-owner is required to approve all sales, refinancing, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been jointly and severally liable for the entire loan amount along with the other co-owners. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our shareholders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not presents in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time has economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancing, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our shareholders; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

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

There is currently no public market for our common stock. Therefore, it will likely be difficult for our shareholders to sell their shares and, if our shareholders are able to sell their shares in a fully liquid manner, our shareholders may elect to do so at a substantial discount from the price our shareholders paid for these matters.

There currently is no public market for our common stock. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our shareholders ability to sell their common stock. It may be difficult for our shareholders to sell their shares promptly or at all. If our shareholders are able to sell their common stock, our shareholders may only be able to do so at a substantial discount from the price our shareholders paid.

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

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating or acquisition activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2006, we had approximately $119,979,000 of debt outstanding related to our unconsolidated properties. Based upon our interest in such properties, our aggregate debt approximates $10,761,000 (on a liquidation basis) as of December 31, 2006. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, including, without limitation, seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions and, thus may cause us to fail to satisfy the REIT distribution requirements.

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

The commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchased real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted in the past, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not have appreciated or may have decreased significantly below the amount we paid for such assets.

Our past performance is not a predictor of our future results.

Neither the track record of our Advisor in managing us, nor its performance with entities similar to ours, shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Advisor. Our Advisor’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

The conflicts of interest of our Advisor’s officers with us mean we will not be managed by our Advisor solely in the best interests of our shareholders.

Our Advisor’s officers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the sole best interest of our shareholders. Our Advisor also advises G REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. and other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s executives also serve as officers and directors of

G REIT, Inc., NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC. Mr. Thompson, our Chairman of the board of directors, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of the equity interest in NNN Realty Advisors. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Advisor devotes to us, because it will be providing similar services to G REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc., NNN Healthcare/Office REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Advisor and its affiliates and seeking to dispose of properties at or about the same time as us.

If our Advisor or its affiliates breach their obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our shareholders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our shareholders as these agreements otherwise would have been.

Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our shareholders’ interests as a shareholder. For example, the Advisory Agreement was not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.

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

If we fail to qualify as a REIT, we will be taxed as a regular corporation and distributions to our shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our shareholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in its assets as of the date of requalification and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status. Subject to the plan of liquidation, if we do not maintain our status as a REIT, we will not be required to make distributions to our shareholders in accordance with the REIT provisions of the Code.

We may not be able to meet, or we may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to qualify and maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90.0% of our annual ordinary taxable income. In addition, the Code will subject us to a 4.0% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85.0% of our ordinary income for that year, (ii) 95.0% of our capital gain net income for that year and (iii) 100.0% of our undistributed taxable income from prior years.

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

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.

In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4.0% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4.0% excise tax even if we believe that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

We may be harmed by changes in laws, including tax laws applicable to REITs, or the reduced 15.0% tax rate on certain corporate distributions.

Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs, may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.

Generally, distributions paid by REITs are not eligible for the 15.0% U.S. federal income tax rate on certain corporate distributions, with certain exceptions. The more favorable treatment of regular corporate distributions could cause domestic non-corporate investors to consider stocks of other corporations that pay distributions as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15.0% tax rate on certain corporate distributions will affect the market price of our common stock or what the effect will be.

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

Item 2.	Properties.

Real Estate Investments

As of December 31, 2006, we owned interests in two unconsolidated properties. Our interests in the unconsolidated properties are held as members of limited liability companies, or LLCs, that owns a TIC interest in each such property. The unconsolidated properties have an aggregate GLA of approximately 726,000 square feet.

During the year ended December 31, 2006, we sold two consolidated properties and our interests in three unconsolidated properties.

The following table presents certain additional information about our unconsolidated properties as of December 31, 2006:

							Annual
							Rent
	Property	GLA	%	Date	Annual	% Physical	per Leased
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Sq Ft(3)

Unconsolidated Properties:
Congress Center — LLC	Chicago, IL	519,000	10.3	01/09/03	$13,065,000	91.3%	$25.17
Enclave Parkway — LLC	Houston, TX	207,000	3.3	12/22/03	4,379,000	99.5	21.15

Total/Weighted-Average		726,000			$17,444,000	93.7%	$24.03

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	Physical occupancy as of December 31, 2006.

(3)	Average effective annual rent per leased square foot as of December 31, 2006.

Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate were accounted for under the equity method. Under the liquidation basis of accounting, all of our investments in unconsolidated real estate are recorded at fair value.

The following information generally applies to our properties:

•	we believe our two unconsolidated properties are adequately covered by insurance;

•	we have no plans for any material renovations, improvements or development of the properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for the properties in which we own less than a 100.0% interest in as of December 31, 2006:

T REIT, Inc.

Congress Center

The following is a summary of our relationship with entities with ownership interests in Congress Center as of December 31, 2006:

Enclave Parkway

The following is a summary of our relationship with entities with ownership interests in Enclave Parkway as of December 31, 2006:

Indebtedness

As of December 31, 2006, we did not own any consolidated properties. Our proportionate share of the secured mortgage loans outstanding on our unconsolidated properties representing aggregate indebtedness of approximately $10,761,000 as of December 31, 2006. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 — “Commitments and Contingencies”, to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Advisor, advised us that it learned that the Securities Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities’ offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions to our shareholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution to our shareholders.

On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. The claim was settled in the fourth quarter of 2006 in the aggregate amount against all defendants (including us) of $127,000, of which we paid $33,000. On December 11, 2006, the case was dismissed with prejudice.

Other than the above, to our knowledge, there is no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock.

Shareholders

As of March 9, 2007, we had 1,989 shareholders of record.

Distributions

From January 1, 2004 through August 1, 2005, we paid monthly cash distributions to our shareholders at an annual rate of $0.825 per share (8.25% based on a $10.00 purchase price). The declaration of distributions was at the discretion of our board of directors who determined the amount of distributions on a regular basis. In accordance with our plan of liquidation, regular monthly distributions to shareholders were terminated effective August 1, 2005. A liquidating distribution of approximately $18,000,000, or $3.91 per share, $12,000,000, or $2.61 per share, and $18,000,000, or $3.91 per share, was paid to our shareholders in August 2005, February 2006 and July 2006, respectively. Future liquidating distributions to our shareholders will be made from net proceeds received from the sales of our assets, and will be determined at the discretion of our board of directors. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy our liquidation and other expenses, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors may deem relevant.

We are required to distribute at least 90.0% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Subject to our right to convert to a liquidating trust, we expect to continue to qualify as a REIT until our dissolution, however, given the change in the nature of our assets and in our sources of income that could result from dispositions of our real estate assets and the need to retain liquid assets in order to meet our liabilities, no assurance can be given that we will not lose or terminate our status as a REIT. Liquidating distributions will result in amounts in excess of our taxable income resulting in a return of capital to our shareholders. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, among others, certificates of deposit and interest-bearing bank deposits.

Equity Compensation Plan Information

In accordance with our plan of liquidation adopted by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2006, we have no equity compensation plans outstanding.

Item 6.	Selected Financial Data.

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

	Liquidation Basis	Liquidation Basis
	As of	As of
Selected Financial Data(1)	December 31, 2006	December 31, 2005

STATEMENT OF NET ASSETS:
Total assets	$8,996,000	$48,322,000
Mortgage loans payable secured by property held for sale	—	15,464,000
Net assets in liquidation(2)	8,996,000	32,529,000
Net asset value per share(2)	$1.95	$7.06

	Liquidation Basis	Liquidation Basis
		Period from
	For the	June 30, 2005
	Year Ended	through
	December 31, 2006	December 31, 2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$32,529,000	$47,953,000

Change in estimated receipts in excess of estimated costs during liquidation	403,000	(1,689,000)
Net increase in fair value	6,064,000	4,265,000
Distributions to shareholders	(30,000,000)	(18,000,000)

Change in net assets in liquidation	(23,533,000)	(15,424,000)

Net assets in liquidation, end of period	$8,996,000	$32,529,000

	Going Concern Basis
	As of December 31,
Selected Financial Data(1)	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$60,553,000	$49,369,000	$67,769,000
Mortgage loans payable, including property held for sale	19,285,000	9,250,000	28,090,000
Shareholders’ equity	36,819,000	38,107,000	38,216,000
Book value per share	$7.98	$8.20	$8.14

	Going Concern Basis
	Period from
	January 1, 2005
	through	Years Ended December 31,
	June 30, 2005	2004	2003	2002

OPERATING DATA:
Total revenues	$—	$—	$—	$—
Income from continuing operations	332,000	47,000	499,000	839,000
Income (loss) from discontinued operations, including gain on sale	(272,000)	2,497,000	3,690,000	1,454,000
Net income	60,000	2,544,000	4,189,000	2,293,000
Income (loss) per common share, basic and diluted(3):
Income from continuing operations	$0.07	$0.01	$0.11	$0.21
Income (loss) from discontinued operations	(0.06)	0.54	0.79	0.36

Net income	$0.01	$0.55	$0.90	$0.57

OTHER DATA:
Cash flows provided by (used in) operating activities	$883,000	$3,590,000	$2,950,000	$2,290,000
Cash flows provided by (used in) investing activities	249,000	(14,333,000)	2,517,000	(19,279,000)
Cash flows (used in) provided by financing activities	(2,121,000)	5,783,000	593,000	19,471,000
Distributions declared	$1,910,000	$3,806,000	$3,843,000	$3,312,000
Distributions declared per share(3)	$0.41	$0.82	$0.82	$0.83
Funds from operations(4)	$1,516,000	$3,487,000	$3,307,000	$2,825,000

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	The net assets in liquidation as of December 31, 2006 and 2005 of $8,996,000 and $32,529,000 plus the liquidating distributions through December 31, 2006 and 2005 of approximately $48,000,000 and $18,000,000, would result in liquidation distributions per share of approximately $12.38 and $10.97 as of December 31, 2006 and 2005, respectively.

(3)	Net income (loss) and distributions per share are based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder’s common stock.

(4)	Prior to the adoption of our plan of liquidation, one of our primary objectives was to provide cash distributions to our shareholders from cash generated by our operations. We consider Funds from Operations, or FFO, to be an appropriate supplemental measure of a REIT’s operating performance, as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. We computed FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our plan of liquidation and the possibility of converting to a liquidating trust. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas and changes in accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by our shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire our properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with Triple Net Properties, LLC, or our Advisor; litigation, including, without limitation, the investigation of our Advisor by the Securities and Exchange Commission, or the SEC; the possible loss of our status as a REIT and the implementation and completion of our plan of liquidation, including the possibility of converting to a liquidating trust. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. We completed our first property acquisition in September 2000. As of December 31, 2006, we owned interests in two unconsolidated properties.

We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2006, we believe we are in compliance with all relevant REIT requirements.

We are externally advised by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Business Strategy and Plan of Liquidation

As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. At that time, we intended that if we were not listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), and (iii) the possible need to reduce our monthly distributions, in November 2004 our board of directors began to investigate whether a liquidation would provide our shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets was in our shareholders’ best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation, and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. On June 3, 2005, our board of directors approved a plan of liquidation, which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances , we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT or undertake to create a liquidating trust.

As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

In accordance with our plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our properties.

Dispositions in 2006

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Disposition fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price, of which we paid $151,000, or 1.4% of the total sales price. The loan at the property of $4,449,000 was paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow and paid to Trans-Aero as a rent guaranty. The property expects to receive approximately $23,000 back from this escrow deposit. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees owed by us to our Advisor in part were made as follows: (i) construction management fees in the amount of $169,000, or 0.8% of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000, or 0.4% of the total sales price, of which we paid $0. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which we paid $65,000. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was re-paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid by us to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid by us to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees rendered to us. The loan at the property of $4,214,000 was re-paid in full upon the sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

On June 15, 2006, the AmberOaks property located in Austin, Texas, of which we owned a 75.0% interest, was sold to Chase Merritt, an unaffiliated third party, for a total sales price of $32,965,000. Our share of the cash proceeds was $12,167,000 after closing costs and other transaction expenses. A property disposition fee of $1,071,000, or 3.25% of the total sales price, was paid to Realty, of which we paid $742,000, or 3.0% of our proportionate share of the total sales price. A sales commission of $428,000, or 1.30% of the total sales price, was also paid to unaffiliated brokers, of which we paid $321,000, or 1.0% of the total sales price. Upon closing, we made a disbursement payment to our Advisor of $23,000 for previously incurred reimbursable expenses for its services rendered to us. Also upon closing, we made a disbursement payment to Realty of $18,000 for previously incurred property management fees for services rendered to us. The loan at the property of $14,972,000 was re-paid in full upon the sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,364,000 as a result of the sale.

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty, of which we paid $223,000, or 3.0% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was re-paid in full upon the sale of the property. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 increased by approximately $1,844,000.

Dispositions in 2005

25351 Commerce Centre Drive — Lake Forest, California

On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The net proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of approximately $497,000, of which our share of $113,000 is reflected in equity in earnings in our consolidated financial statements. A property disposition fee of $49,000, or 1.0% of the total sales price, was paid to Realty, of which we paid $11,000, or 0.2% of the total sales price and sales commissions of $244,000, or 5.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $56,000, or 1.1% of the total sales price.

County Center Drive — Temecula, California

On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 after closing and other transactional expenses and recorded a gain on sale of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which we paid $25,000, or 0.3% of the total sales price. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8% of the total sales price, of which we paid $44,000, or 0.6% of the total sales price. In conjunction with the sale, all related party notes payable due to our Advisor were paid in full by us.

25391 Commerce Centre Drive — Lake Forest, California

On July 20, 2005, the 25391 Commerce Centre Drive, property located in Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which we paid $21,000, or 0.4% of the total sales price and sales commissions of $174,000, or 3.5% of the total sales price, were paid to unaffiliated brokers, of which we paid $40,000, or 0.8% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the property was increased to its estimated fair value less costs to sell, and therefore there was no increase or decrease to our net assets in liquidation as a result of this sale.

City Center West “A” — Las Vegas, Nevada

On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received sales proceeds of $13,379,000 after closing costs and other transactional expenses. In connection with the sale of the property, a note payable secured by this property was repaid with an outstanding balance of $12,359,000. A property disposition fee was paid to Realty by us of $935,000, or 3.0% of the total sales price. Sales commissions were paid to unaffiliated brokers by us of $514,000 or 1.7% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of this sale, our net assets in liquidation were increased by $47,000.

Emerald Plaza — San Diego, California

On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we owned 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which we paid $61,000 or 0.05% of the sales price and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers, of which we paid $18,900 or 0.02% of the total sales price. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC (an affiliate of Mr. Thompson) were paid in full. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $497,000.

25371 Commerce Centre Drive — Lake Forest, California

On December 28, 2005, our Advisor sold the building located at 25371 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. Our cash proceeds were $1,645,000 after closing costs and other transaction expenses. A property disposition fee of $9,000, or 0.1% of the total sales price, was paid to Realty, of which we paid $2,000, or 0.03% of the total sales price and sales commissions of $441,000, or 6.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $101,000 or 1.4% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $581,000.

Acquisitions in 2004

AmberOaks — Austin, Texas

On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75.0% undivided tenant-in-common, or TIC, interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25.0% TICs in the property.

The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend the term of the loan for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5% per annum. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet of gross leaseable area, or GLA, and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. For the year ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota

On February 27, 2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall, from an unaffiliated third party for a purchase price, including closing costs, of $1,631,000.

Oakey Building — Las Vegas, Nevada

On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in the Oakey Building; 2003 Value Fund, LLC, an affiliated party, who is also managed by our Advisor, acquired a 75.5% interest in the Oakey Building and unaffiliated members acquired the remaining 14.8% of the Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10.00% per annum until the due date of April 1, 2005. The loan was extended until September 6, 2007 and since that time bears interest at a variable rate of LIBOR plus 2.00% up to the date the note is paid in full. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of approximately 104,000 square feet of GLA.

Emerald Plaza — San Diego, California

On June 14, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, California from an unaffiliated third party for $1,000,000.

Up to the date of its disposition, Emerald Plaza was owned by the following interest holders as TICs:

AWT Family LP, a limited partnership 70.0% owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6% (combined	)

Up to the date of its disposition, NNN Emerald Plaza, LLC, which owned a 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed next to each as well:

	Membership Interest in
Member	NNN Emerald Plaza, LLC	Interest in Emerald Plaza

NNN 2003 Value Fund, LLC	22.2%	4.6%
T REIT, L.P.	13.2%	2.7%
Affiliated Members	0.4%	0.08%
Unaffiliated Members	64.2%	13.2%

The LLC members in NNN Emerald Plaza, LLC included NNN 2003 Value Fund, LLC, an affiliated party who is also managed by our Advisor, and affiliated members (which include executives and employees of our Advisor).

The total purchase price was $100,940,000 and was financed by $68,500,000 in borrowings under a secured loan from Citigroup Global Markets Realty Corp. The loan required interest only payments through the maturity date of June 17, 2007 at a variable interest rate of 4.85% per annum. The seller of the property paid a sales commission to Realty of $2,940,000, or 2.9% of the purchase price. Emerald Plaza is a Class A office tower of approximately 355,000 square feet of GLA.

Dispositions in 2004

Gateway Mall — Bismarck, North Dakota

On March 18, 2004, we sold Gateway Mall, in Bismarck, North Dakota, of which we owned a 100% interest, to an unaffiliated third party for a sales price of $11,600,000. The sale of Gateway Mall included the underlying 36 acres of land. Net sales proceeds included cash of $2,452,000 and a note receivable in the amount of $8,700,000. The note was secured by a pledge agreement, bore interest at 6.00% per annum and matured on June 14, 2004. The note was refinanced by the buyer and we received $6,500,000 on July 9, 2004 and issued a fixed rate note for $2,200,000. See Note 8 — “Notes Receivable.” The note bears interest at 8.60% per annum and matures on August 1, 2006. On May 5, 2006, the $2,200,000 note receivable was paid in full. In connection with the sale of Gateway Mall, we repaid a note payable secured by the property with an outstanding balance of $4,876,000 and we recorded a gain on the sale of $769,000. A property disposition fee of $339,000, or 2.9% of the total sales price, was paid by us to Realty.

Gateway Mall Land — Bismarck, North Dakota

On September 9, 2004, we sold the remaining seven acres of land of the Gateway Mall, in Bismarck, North Dakota, of which we owned a 100% interest, to an unaffiliated third party for $1,385,000. Net sales proceeds included cash of $797,000 and a note receivable in the amount of $528,000. The note is secured by a pledge agreement, bore interest at 4.00% per annum and was due on March 7, 2005. The note was paid in full on March 7, 2005 and we recorded a gain on the sale of $854,000. A property disposition fee of $44,000, or 3.2% of the total sales price, was paid by us to Realty.

Saddleback Financial Center — Laguna Hills, California

On December 27, 2004, the Saddleback Financial Center property, in Laguna Hills, California, of which we owned a 25.0% TIC interest, was sold to an unaffiliated third party for a net sales price of $15,325,000. In connection with that sale, the borrowers repaid a mortgage note payable secured by the property with an outstanding balance of $7,269,000. We received net cash proceeds totaling $1,619,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $853,000. A property disposition fee of $575,000, or 3.8% of the total net sales price, was paid to Realty, of which we paid $115,000, or 3.0% of the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price, of which we paid $14,000, or 0.1% of the net sales price.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$2,634,000	$(1,834,000)	$770,000	$1,570,000
Liabilities:
Liquidation costs	(1,151,000)	1,227,000	(976,000)	(900,000)
Other	(1,216,000)	878,000	338,000	—

	(2,367,000)	2,105,000	(638,000)	(900,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$267,000	$271,000	$132,000	$670,000

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2006 of $8,996,000 plus the liquidating distributions through December 31, 2006 of approximately $48,000,000, would result in liquidation distributions per share of approximately $12.38, of which $10.42 per share has been paid as of December 31, 2006. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and any change in the underlying assumptions of the projected cash flows.

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

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations.”

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

Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

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

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows was inherently uncertain and relied on subjective assumptions which were dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. We did not record any impairment losses for the period from January 1, 2005 through June 30, 2005 or for the year ended December 31, 2004.

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

Investment in Unconsolidated Real Estate

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

Qualification as a REIT

We have been organized and operated, and intend to continue to operate until our liquidation is complete (or at such as we may convert to a liquidating trust), so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

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

Scheduled Lease Expirations

As of December 31, 2006, our unconsolidated properties were 93.7% leased to 15 tenants. None of the leases for the existing GLA expire during 2007. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our plan of liquidation.

Changes In Net Assets In Liquidation

For the year ended December 31, 2006

Net assets in liquidation decreased $23,533,000, or $5.11 per share, during the year ended December 31, 2006. The primary reasons for the decrease in our net assets includes: (i) a decrease in real estate assets held for sale of $25,075,000, or $5.45 per share, due to the sale of University Heights and AmberOaks properties, and a decrease in investments in unconsolidated real estate of $6,024,000, or $1.31 per share, due to the sale of the Reno Trademark, the Oakey Building and Titan Building and Plaza properties during the year ended December 31, 2006, as well as a change in the value of our property interests; (ii) a decrease in investments in marketable securities of $1,924,000, or $0.42 per share, due to the liquidation of our investments in marketable securities during the year ended December 31, 2006; (iii) a decrease in accounts receivable of $1,672,000, or $0.36 per share, primarily due to the receipt of the net proceeds from the sale of the last building in the Pacific Corporate Park complex in January 2006; and (iv) a decrease in notes receivable of $2,762,000, or $0.60 per share, primarily due to the payment received by us in full in May 2006 for the note receivable held in connection with the sale of our Gateway Mall property; as offset by a decrease in mortgages payable of $15,464,000, or $3.36 per share, due to the sale of University Heights and AmberOaks properties. The net proceeds from the sale of our real estate assets and investments in unconsolidated real estate were used to pay distributions to shareholders of approximately $30,000,000, or $6.52 per share, during the year ended December 31, 2006.

Period from June 30, 2005 through December 31, 2005

Net assets in liquidation decreased $15,424,000, or $3.35 per share, for the period from June 30, 2005 through December 31, 2005. The primary reasons for the decrease were the distributions to our shareholders of approximately $18,000,000, or $3.91 per share, adjustments due to the changes in estimated sales dates of the assets in our portfolio and increases in estimated capital expenditures during our liquidation, offset by increases in the fair value of real estate assets due primarily to adjustments from closed sales of properties during the period from June 30, 2005 through March 10, 2006.

Results of Operations

Our operating results are primarily comprised of income derived from our properties. Because of the adoption of our plan of liquidation, all operating activity from the properties for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004 have been reclassified to discontinued operations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements, as well as stock based compensation. General and administrative expenses decreased $200,000, or 16.0%, to $1,013,000 for the period from January 1, 2005 through June 30, 2005 compared to $1,213,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. General and administrative expenses for the period from January 1, 2005 through June 30, 2005 increased $667,000, or 193.0%, compared to $346,000 for the six months ended June 30, 2004. The increase was due to increased expenses attributable to legal and accounting fees, including, but not limited to, fees related to the preparation of the liquidation proxy and other Exchange Act filings, offset by decreases in printing and tax refunds of $80,000.

Other Income

Other income consists primarily of income from the reimbursement of property management fees. Other income decreased $44,000, or 46.0%, to $52,000 for the period from January 1, 2005 through June 30, 2005 compared to $96,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Activity was consistent between years.

Interest Expense

Interest expense (including amortization of deferred financing costs) decreased by $8,000, or 15.0%, to $44,000 for the period from January 1, 2005 through June 30, 2005 compared to $52,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Interest expense increased $18,000, or 69.0%, to $44,000 for the period from January 1, 2005 through June 30, 2005, as compared to $26,000 for the six months ended June 30, 2004. $17,000 of the increase during the period from January 1, 2005 through June 30, 2005 was attributable to interest charged on increased borrowings in a margin securities account with the Margin Lending Program at Merrill Lynch.

Interest and Dividend Income

Interest and dividend income decreased by $293,000, or 56.0%, to $233,000 for the period from January 1, 2005 through June 30, 2005 compared to $526,000 for the year ended December 31, 2004. The decrease is attributable to comparing six months of activity to twelve months of activity. Activity was consistent between years.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities increased by $17,000, or 16.0%, to $126,000 for the period from January 1, 2005 through June 30, 2005 compared to $109,000 for the year ended December 31, 2004. The increase was due to a stronger market as compared to prior year, which resulted in higher gains.

Gain on Sale of Unconsolidated Real Estate

Gain on sale of unconsolidated real estate of $191,000 for the period from January 1, 2005 through June 30, 2005 was due to the gain realized on the April 19, 2005 sale of County Center Drive.

Equity in Earnings of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate increased by $206,000, or 35.0%, to $787,000 for the period from January 1, 2005 through June 30, 2005, from $581,000 for the year ended December 31, 2004. The increases were primarily due to the decrease in depreciation and amortization expense as Congress Center and City Center West A were listed for sale on February 8, 2005 and March 31, 2005, respectively, and in accordance with SFAS 144, we did not record depreciation after they were listed for sale.

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

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $303,000, or 977.0%, to ($272,000) for the period from January 1, 2005 through June 30, 2005 from $31,000 for the year ended December 31, 2004. Income (loss) from discontinued operations represents the net operating results of two consolidated properties listed for sale during the period from January 1, 2005 through June 30, 2005 and two consolidated properties that were sold during the year ended December 31, 2004.

Net Income

Net income was $60,000, or $0.01, per basic and dilutive share and $2,544,000, or $0.55, per basic share and dilutive share, for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004, respectively.

Liquidity and Capital Resources

As of December 31, 2006, our total assets and net assets in liquidation were $8,996,000, or $1.95 per share, and $8,996,000, or $1.95 per share, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the uncertain timing of property sales, and the maturity of certain debt obligations coming due, we may need to refinance one or more of our properties and/or request extensions of the terms of existing financing agreements.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of approval of our plan of liquidation (that is on, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007.

Other Liquidity Needs

We are required to distribute at least 90.0% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we terminated regular monthly distributions in accordance with our plan of liquidation. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2006. Amounts accumulated for distribution to our shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our current intention to maintain our qualification as a REIT. Such investments may include, for example, certificates of deposit and interest-bearing bank deposits.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our shareholders of approximately $30,000,000, or $6.52 per share, for the year ended December 31, 2006. The source for payment of these distributions was funds from operating activities and net proceeds from the sales of properties.

As of December 31, 2006, we estimate that we will have $900,000 of commitments and expenditures during the liquidation period comprised of $900,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Liquidating distributions will be determined by our board of directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant. To the extent any distributions are made to our shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to shareholders for federal income tax purposes to the extent of basis in our stock and, generally, as capital gain thereafter.

The stated range of shareholder distributions disclosed in our plan of liquidation is estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants.

Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our shareholders. The income tax treatment for distributions reportable for the years ended December 31, 2006, 2005, and 2004, was as follows:

	Years Ended December 31,
	2006		2005		2004

Ordinary income	$—	—	$157,000	0.8%	$930,000	24.4%
Capital gain	—	—	614,000	3.0%	2,877,000	75.6%
Return of capital	—	—	1,759,000	8.6%	—	—
Liquidating distribution	30,000,000	100.0%	18,000,000	87.7%	—	—

	$30,000,000	100.0%	$20,530,000	100.0%	$3,807,000	100.0%

Subsequent to June 30, 2005, approximately $18,000,000, or $3.91 per share, of liquidating distributions were paid for the period from June 30, 2005 through December 31, 2005 and $30,000,000, or $6.52 per share, of liquidating distributions were paid for the year ended December 31, 2006 and are treated by our shareholders as proceeds from the sale of their stock.

Subject to our board of directors’ actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the disposition of the remaining two unconsolidated properties.

If we experience lower occupancy levels and reduced rental rates at our remaining properties, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs at our remaining properties compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

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

Cash flows provided by investing activities were $249,000 for the period from January 1, 2005 through June 30, 2005 compared to cash flows used in investing activities of $14,333,000 for the year ended December 31, 2004. The increase is primarily due to purchases of properties in 2004; there were no purchases made in 2005.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets owned by us and the ability to obtain debt financing from third parties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments to us.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our shareholders to be primarily from the net proceeds from the sale of our unconsolidated properties and funds from operating activities.

Financing

As of December 31, 2006, there are no consolidated mortgage loan payables outstanding. Upon the sale of the University Heights property on January 31, 2006 and the sale of the AmberOaks property on June 15, 2006, we paid off the related mortgages in full.

We did not have any consolidated restricted cash balances as of December 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2006.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties were $119,979,000 and $139,606,000 as of December 31, 2006 and 2005, respectively. Our share of this unconsolidated debt was $10,761,000 and $16,207,000 as of December 31, 2006 and 2005, respectively, as set forth in the summary below. The decrease of $19,627,000 in the mortgage debt was primarily due to the sale of three properties and the subsequent pay-off of related debt.

Total mortgage and other debt and our portion of our unconsolidated properties are as follows:

		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT, Inc.’s	Balance as of	T REIT, Inc.’s
	Ownership	December 31,	Portion of	December 31,	Portion of
Property	Percentage	2006	Debt	2005	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5%	—	—	5,900,000	2,861,000
Congress Center — LLC	10.3%	97,308,000	10,023,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	22,671,000	738,000	23,000,000	749,000
Oakey Building — LLC	9.8%	—	—	8,757,000	855,000

Total		$119,979,000	$10,761,000	$139,606,000	$16,207,000

On January 23, 2006, our Advisor sold the Reno Trademark Building and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

On July 21, 2006, the Titan Building and Plaza property was sold and the loan was repaid in full.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, such unconsolidated properties are in compliance with all such covenants.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our shareholders of at least 90.0% of REIT taxable income. Prior to the adoption of our plan of liquidation, in the event that there was a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain a loan to pay distributions by means of secured debt financing through one or more third parties. We will also pay liquidating distributions from cash from capital transactions, including, without limitation, the sale of one or more of our unconsolidated properties.

Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the our two unconsolidated properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

As of December 31, 2006, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2006, all consolidated contractual obligations have been repaid in full

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions to our shareholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

We believe our FFO reporting complies with NAREIT’s policy described above.

The following is the calculation of FFO for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004, respectively:

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

Net income	$60,000	$2,544,000
Add:
Depreciation and amortization — continuing operations	—	—
Depreciation and amortization — discontinued operations	1,026,000	50,000
Depreciation and amortization — unconsolidated real estate operating properties	430,000	3,359,000
Less:
Gain on sale of property	—	(2,466,000)

Funds from operations	$1,516,000	$3,487,000

Weighted-average common shares outstanding — basic and diluted	4,605,000	4,630,000

Gain on sale of investments included in net income and FFO	$317,000

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, all consolidated debt has been repaid in full.

As of December 31, 2006, a 1.00% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding consolidated debt as of that date.

Item 8.	Financial Statements and Supplementary Data.

See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our chief executive officer and chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and the chief accounting officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our officers and directors as of March 9, 2006.

Name	Age	Position	Term of Office

Anthony W. Thompson	60	Chairman of the Board of Directors	Since 1999
D. Fleet Wallace	39	Director	Since 2002
W. Brand Inlow	53	Director	Since 2002
Jack R. Maurer	63	Chief Executive Officer and President	Since 2004
Courtney A. Brower	28	Chief Accounting Officer	Since 2006
Andrea R. Biller	57	Secretary	Since 2004

There are no family relationships between any directors, executive officers or between any director and executive officer.

Anthony W. (“Tony”) Thompson has served as Chairman of our board of directors since December 1999. He is also the Chairman of the board of directors of NNN Realty Advisors, Inc., or NNN Realty Advisors, the parent company of Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, and owns 25.9% of its outstanding common stock. Mr. Thompson is also the founder of our Advisor and served as its Chairman of the board of managers from its inception in April 1998 to November 2006, its Chief Executive Officer from inception to October 2006, and its President from inception until September 2004. He is also the Chairman of Triple Net Properties Realty, Inc. and served as its Chief Executive Officer from its inception to July 2006. From 1986 to 1995 he was a 50% shareholder, director and an executive officer of TMP Group, Inc., a full-service real estate investment group. Mr. Thompson is a NASD-registered securities principal and Chairman of NNN Capital Corp. Mr. Thompson has also served as the Chairman of the board of directors of G REIT, Inc. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. Mr. Thompson is a graduate of Sterling College with a B.S. degree in Economics.

D. Fleet Wallace has served as an independent director of our company since May 2002. Mr. Wallace is also a director of NNN Realty Advisors and serves as a member of its audit and nominating/corporate governance committees. He is a Principal and Co-Founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a Principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as Corporate Counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of G REIT, Inc. Mr. Wallace received a B.A. degree in History from the University of Virginia in 1990 and a J.D. degree from the University of Virginia in 1994.

W. Brand Inlow has served as an independent director of our company since May 2002. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of G REIT, Inc. and a director and audit committee member of NNN Apartment REIT, Inc.

Jack R. Maurer has served as our Chief Executive Officer and President since August 2004 and as our Secretary and Treasurer from December 1999 through August 2004. Mr. Maurer has also served as Senior Vice President, Office of the Chairman of NNN Realty Advisors since its formation. Mr. Maurer has served as Chief Financial Officer of our Advisor from April 1998 to December 2001, when he became Financial Principal of NNN Capital Corp., and has served as Executive Vice President of G REIT, Inc., an affiliate, since December 2001. Mr. Maurer has over 33 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and Chief Executive Officer of Wescon Properties, where he was involved in finance, accounting and forecasting. Mr. Maurer’s previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a B.S. degree in Business Administration-Accounting from California State University at Northridge in 1973 and is a registered general securities principal with the NASD.

Courtney A. Brower has served as our Chief Accounting Officer since December 2006. Ms. Brower has served as a Financial Reporting Manager for our Advisor since July 2004, as the Chief Accounting Officer of G REIT, Inc. since January 2006 and as a Senior REIT Accountant for our Advisor from October 2003 to July 2004. From September 2001 to October 2003, Ms. Brower gained public accounting experience while employed at Deloitte & Touché, LLP. Ms. Brower is a Certified Public Accountant and received her B.A. degree in Business-Economics with a minor in Accounting from the University of California, Los Angeles.

Andrea R. Biller has served as our Secretary since May 2004. She has served as Executive Vice President of our Advisor since January 2007 and its General Counsel since March 2003, overseeing all legal functions and coordinating with outside counsel. Ms. Biller has also served as General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. since June 2004 and December 2005, respectively, the Secretary of T REIT, Inc. since May 2004, the Secretary of NNN Apartment REIT, Inc. since January 2006, and the Executive Vice President and Secretary of NNN Healthcare/Office REIT, Inc. since April 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commissions, or the SEC, from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, a M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Our Advisor’s Executive Officers

The following table and biographical descriptions set forth information with respect to our Advisor’s executive officers, as of March 9, 2007.

Name	Age	Position	Term of Office

Scott D. Peters	49	Chief Executive Officer	Since 2006
Louis J. Rogers	50	President	Since 2004
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	57	General Counsel and	Since 2003
		Executive Vice President	Since 2007
Jeffrey T. Hanson	37	Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	55	Executive Vice President	Since 2003
Jack R. Maurer	63	Executive Vice President	Since 1998
Talle A. Voorhies	59	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

For biographical information regarding Mr. Maurer and Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Scott D. Peters has served as the Chief Executive Officer of our Advisor since November 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of Triple Net Properties and was responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. He has also served as Chief Executive Officer, President and director of NNN Realty Advisors, since its formation in September 2006. Since December 2005, Mr. Peters has served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006, the Executive Vice President of NNN Apartment REIT, Inc. since January 2006 and as the Chairman and Chief executive officer of NNN Healthcare/Office REIT, Inc. since June 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real investment trust. Mr. Peters received his B.B.A. in accounting and finance from Kent State University in Ohio.

Louis J. Rogers has served as President of our Advisor since September 2004. Mr. Rogers has been the President and director of NNN Apartment REIT, Inc. since its formation and served as Chairman of the board of directors from formation until December 2006. He has also served as President and a director of NNN Apartment REIT, Inc. since its formation. Mr. Rogers is an owner and a director of NNN Realty Advisors; director of NNN Capital Corp.; and Vice President, Secretary and a director of Triple Net Properties Realty, Inc. At December 31, 2006, Mr. Rogers owned a 5.5% equity interest in NNN Realty Advisors. He is a founding member and director of the Tenants in Common Association. Mr. Rogers has been with the law firm of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and, since January 2005, has served as senior counsel. Mr. Rogers’ law practice focused on formation and operation of real estate investments, including REITs, and acquisition financings for real estate transactions, structuring like-kind (Section 1031) exchanges, private placements and syndications. Mr. Rogers earned a B.S. degree from Northeastern University (with highest honors) in Massachusetts, a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University in England and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.

Francene LaPoint has served as the Chief Financial Officer of our Advisor since November 2006 has served as its Executive Vice President and Controller, responsible for all aspects of its accounting and reporting for corporate, as well as private entity property and limited liability company accounting since July

2004. Ms. LaPoint has also served as the Chief Financial Officer of NNN Realty Advisors since its formation. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. From January 1996 to June 1999, Ms. LaPoint was a Certified Public Accounting with Pricewaterhouse Coopers. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Jeffrey T Hanson has served as the Chief Investment Officer of our Advisor since January 2007, having served as the President and Chief Executive Officer of Triple Net Properties Realty, Inc., or Realty, since July 2006. Mr. Hanson’s responsibilities include managing the company’s real estate portfolio and directing acquisitions and dispositions nationally for the company’s public and private real estate programs. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. While with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western U.S. markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Council and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Richard T. Hutton, Jr., has served as an Executive Vice President of our Advisor since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and vice president property management for our Advisor. Where he oversaw the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton has served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of G REIT, Inc. and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Talle A. Voorhies has served as an Executive Vice President and Secretary of our Advisor since 1998. She also served as our Advisor’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as President from April 1998 through February 2005 and financial principal from April 1998 through November 2004 of NNN Capital Corp., the dealer manager of our offering. Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations. Ms. Voorhies is responsible for our Advisor’s investor services department and is a registered financial principal with the NASD.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, our Advisor, NNN Capital Corp. and Realty.

Fiduciary Relationship of our Advisor to Us

Our Advisor is deemed to be in a fiduciary relationship to us pursuant to the Advisory Agreement and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.

Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.

Our Advisor may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Advisor. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our shareholders. Investors who have questions concerning the fiduciary duties of our Advisor should consult with their own legal counsel.

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

Executive Compensation Committee

Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for the directors and executive officers. The members of the executive compensation committee are Messrs. Thompson, Wallace and Inlow. In accordance with the adoption of our plan of liquidation by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2006 we have no equity compensation plans outstanding.

Special Committee

On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to consider alternatives reasonably available to us to analyze whether liquidation of all of our assets would be in our shareholders best interests, and to make a recommendation to our entire board of directors and our shareholders with respect to our plan of liquidation. On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting Shareholders held on July 27, 2005.

Compensation of Directors

We pay each independent director a fee of $1,000 for attending, in person or by telephone, each regular meeting of the board of directors. Additionally, each independent director will receive a fee of $500 for attending, in person or by telephone, each committee meeting, except that the chairman of the audit committee receives $1,000 for attending, in person or by telephone, each audit committee meeting.

Our non-independent director did not receive any compensation from us.

The following table sets forth the compensation earned by our directors in 2006:

Change in
Pension Value
and Nonqualified
	Fees Earned			Non-Equity	Deferred	All Other
	or Paid	Stock	Option	Incentive Plan	Compensation	Compensation
Name	in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	($)		Total ($)
(a)	(b) (1)	(c)	(d)	(e)	(f)	(g)		(h)

Anthony W. Thompson(2)	$—	$—	$—	$—	$—	$—		$—
D. Fleet Wallace	$3,000	—	—	—	—	$35,000	(3)	$38,000
W. Brand Inlow	$5,000	—	—	—	—	$35,000	(3)	$40,000

(1)	Consists of the amounts described below.

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)

Thompson	Chairman of the Board	$—	$—
Wallace	Member, Audit Committee	—	$3,000
Inlow	Member, Audit Committee	—	$5,000

(2)	Mr. Thompson is not an independent director.

(3)	W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Inlow and Wallace has received cumulative payments of $50,000 from us.

Independent Director Stock Option Plan

In February 2000 we adopted the independent director stock option plan, or the Director Plan. The Director Plan was approved at the annual shareholder meeting on June 28, 2003. Only outside and independent directors were eligible to participate in the Director Plan. We authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan.

As of December 31, 2004, we had granted options to purchase 50,000 shares in accordance with the Director Plan. We did not grant any options in 2005. Pursuant to our plan of liquidation, as of July 27, 2005 the Director Plan was terminated and all options under the plan were forfeited.

Officer and Employee Stock Option Plan

In February 2000, we adopted the officer and employee stock option plan, or the Officer Plan. The Officer Plan was approved at the annual shareholder meeting on June 28, 2003. All of our officers and employees were eligible to participate in the Officer Plan; however, we have not had any employees.

We authorized and reserved a total of 700,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of the compensation committee, had the discretion to grant options to officers and employees. As of December 31, 2004, we had granted options to purchase 375,000 shares in accordance with the Officer Plan. We did not grant any options in 2005. Pursuant to our plan of liquidation, as of July 27, 2005 the Officer Plan was terminated and all options under the plan were forfeited.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers, directors and persons who own 10.0% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and shareholders owning more than 10.0% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required), we believe that since we have become publicly registered none of our officers and directors complied with any applicable Section 16(a) filing requirements (we have no shareholders who own 10.0% of more of our common stock).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all directors, consultants and employees, including the chief executive officer and the principal financial officers and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers various topics, including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to T REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. These executive officers are compensated by our Advisor and/or its affiliates and have not received any compensation from us for their services other than as listed in the table below.

SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Fiscal Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Jack R. Maurer,	2006	$—	$—	$—	$—	$—	$—	$60,000	(1)	$60,000
Chief Executive Officer and President	2005	—	—	—	—	—	—	$30,000	(1)	$30,000
	2004	—	—	—	—	—	—	—		—

Courtney A. Brower,	2006	—	—	—	—	—	—	—		—
Chief Accounting Officer(3)	2005	—	—	—	—	—	—	$2,000	(2)	—
	2004	—	—	—	—	—	—	—		—
Scott D. Peters,	2006	—	—	—	—	—	—	—		—
Chief Financial Officer(4)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Andrea R. Biller,	2006	—	—	—	—	—	—	$35,000	(2)	$35,000
Secretary	2005	—	—	—	—	—	—	$25,000	(2)	$25,000
	2004	—	—	—	—	—	—	—		—

(1)	In accordance with our plan of liquidation, Mr. Maurer, our Chief Executive Officer and President, is entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2006, as a result of meeting certain performance goals, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

(2)	Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of December 31, 2006, $195,000 in retention and incentive bonuses have been paid by us, of which Ms. Biller, our Secretary, has received $60,000 and Ms. Brower, our Chief Accounting Officer, has received $2,000.

(3)	Ms. Brower was appointed as our Chief Accounting Officer effective as of December 4, 2006.

(4)	Mr. Peters resigned from serving as our Chief Financial Officer effective as of December 4, 2006.

Option/SAR Grants in Last Fiscal Year

Pursuant to our plan of liquidation, our equity compensation plans and any outstanding options were forfeited as of July 27, 2005.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to Securities and Exchange Commission, or SEC, regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

PRINCIPAL SHAREHOLDERS

The following table shows, as of March 9, 2007, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our chief executive officer, (3) each director and (4) all directors and executive officers as a group.

	Number of
	Shares of
	Common Stock
	Beneficially	Percent of
Name of Beneficial Owner	Owned(1)	Class

Jack R. Maurer, Chief Executive Officer and President	—	*
Anthony W. Thompson, Chairman(2)	114	*
D. Fleet Wallace, Director	552	*
W. Brand Inlow, Director	552	*

All Directors and Executive Officers as a group (6 persons)	1,218	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Includes 114 shares owned by AWT Family LP, a limited partnership 70.0% owned by Mr. Thompson.

Equity Compensation Plan Information

In accordance with the adoption of our plan of liquidation by our shareholders on July 27, 2005, all outstanding options under our equity compensation plans were forfeited and the plans were terminated. As of December 31, 2006, we have no equity compensation plans outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Advisor is primarily responsible for managing our day-to-day business affairs and assets and carrying out the directives of our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Two of our executive officers are executive officers of our Advisor and all of our executive officers are employed and compensated by our Advisor or its parent company, NNN Realty Advisors. Moreover, Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors. NNN Realty Advisors owns 100% of the equity interest in our Advisor. Mr. Thompson, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of the equity interest in NNN Realty Advisors as of December 31, 2006.

Before the commencement of our initial public offering, our Advisor purchased 22,100 shares of common stock at a price of $9.05 per share for $200,005 in cash. Our Advisor intends to retain such shares while serving as our Advisor.

Advisory Agreement

The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and was not renewed for consecutive one-year terms. Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to renew the Advisory Agreement for a one-year period or execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director. Our

Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2006, 2005 and 2004, such reimbursement had not exceeded these limitations. We paid our Advisor $310,000, $183,000 and $319,000 for services provided to us for the years ended December 31, 2006, 2005 and 2004, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of the Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We paid our Advisor $265,000 in asset management fees for the year ended December 31, 2006 and none for the years ended December 31, 2005 and 2004.

Property Management Fees

Under the terms of the Advisory Agreement, we pay Realty a property management fee equal to 5.0% of our gross revenue from the properties. For the years ended December 31, 2006, 2005, and 2004, we incurred property management fees to Realty of $84,000, $291,000 and $343,000, respectively, of which 100.0% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement. These fees are paid monthly.

Real Estate Acquisitions and Dispositions Fees

Under the terms of the Advisory Agreement, our Advisor or its Affiliate may receive acquisitions and dispositions fees in connection with the acquisition or disposition of our properties. For the years ended December 31, 2006, 2005 and 2004, we paid commissions to Realty of $2,315,000, $3,491,000 and $843,000, respectively, pursuant to the Realty-Triple Net Agreement.

Incentive Distributions

Our Advisor owns 100 non-voting incentive performance units in T REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow after our shareholders have received an 8.0% annual return on their invested capital. Upon approval of our plan of liquidation by our shareholders, our Advisor permanently waived any distributions that our Advisor may have become entitled to receive in connection with its incentive performance units.

Incentive Bonuses and Milestone Payments

In accordance with our plan of liquidation, Jack R. Maurer, our chief executive officer and president, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2006, as a result of meeting certain performance goals, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Inlow and Wallace has received cumulative payments of $50,000 from us.

Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of

December 31, 2006, $195,000 in retention and incentive bonuses have been paid by us, of which Andrea R. Biller, our Secretary, received $25,000 in August 2005 and $35,000 in March 2006.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our Advisor and affiliates.

Related Party Accounts Receivable

Leases

In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the buyer, who is the new lessor, only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this master lease agreement and guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. We paid no obligations under the master lease agreement and guaranty as of December 31, 2006, however, we accrued $220,000 related to our obligations under the master lease agreement and guaranty as of December 31, 2005. As of December 31, 2006, we have been reimbursed by our Advisor for all amounts paid under the master lease agreement and guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our payments under the master lease agreement and guaranty.

Executive Officer Investments in Unconsolidated Real Estate

We have purchased certain TIC interests in properties where our executive officers or non-independent director also have made investments.

Emerald Plaza — San Diego, California

On June 14, 2004, we purchased a 2.7% membership interest in the Emerald Plaza Building in San Diego, California, through NNN Emerald Plaza, LLC.

AWT Family LP, a limited partnership 70.0% owned by Anthony W. Thompson, who was our Chief Executive Officer, President and Chairman of our board of directors at the time of the purchase, purchased a 1.9% TIC interest in the property in the amount of $803,000.

Jack R. Maurer, who was our treasurer at the time of the purchase, purchased a 0.3% membership interest through NNN Emerald Plaza, LLC for $25,000.

On November 10, 2005, our Advisor sold the Emerald Plaza Building to an unaffiliated third party.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touché LLP, or Deloitte, has served as our independent auditors since February 8, 2004 and audited our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

The following table lists the fees for services rendered by our independent auditors for 2006 and 2005:

Services	2006	2005

Audit Fees(1)	$320,000	$342,000
Audit-Related Fees(2)	4,000	88,000
Tax Fees(3)	20,000	58,000
All Other Fees	—	—

Total	$344,000	$488,000

(1)	Audit fees billed in 2006 and 2005 consisted of audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2006 and 2005 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2006 and 2005 consisted of tax compliance and tax planning and advice.

The audit committee has determined that the provision by Deloitte of non-audit services for us in 2006 is compatible with Deloitte’s maintaining its independence.

The audit committee has approved Deloitte to perform the following non-audit services for us during 2006:

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	64
Consolidated Statements of Net Assets as of December 31, 2006 and 2005 (Liquidation Basis)	65
Consolidated Statements of Changes in Net Assets (Liquidation Basis) For the Year Ended December 31, 2006 and the Period From June 30, 2005 through December 31, 2005	66
Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	67
Consolidated Statements of Shareholders’ Equity (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	68
Consolidated Statements of Cash Flows (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	69
Notes to Consolidated Financial Statements	71
Schedules	100

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	102
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	103

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	102
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
T REIT, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of T REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2006 and for the period from June 30, 2005 through December 31, 2005. In addition, we have audited the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the period from January 1, 2005 through June 30, 2005 and for the year ended December 31, 2004. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets in liquidation of T REIT, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2006 and for the period from June 30, 2005 through December 31, 2005 applied on the basis described in the preceding paragraph and the related results of operations and cash flows for the period from January 1, 2005 through June 30, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 9, 2007

T REIT, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$—	$25,075,000
Investments in unconsolidated real estate	5,686,000	11,710,000

	5,686,000	36,785,000
Cash and cash equivalents	2,637,000	3,575,000
Restricted cash	—	1,111,000
Investment in marketable securities	—	1,924,000
Accounts receivable, net	3,000	1,675,000
Accounts receivable from related parties	—	223,000
Notes receivable	—	2,762,000
Asset for estimated receipts in excess of estimated costs during liquidation	670,000	267,000

Total assets	8,996,000	48,322,000

LIABILITIES
Mortgages payable secured by properties held for sale and other debt	—	15,464,000
Accounts payable and accrued liabilities	—	233,000
Security deposits and prepaid rent	—	96,000

Total liabilities	—	15,793,000
Commitments and contingencies (Note 12)

Net assets in liquidation	$8,996,000	$32,529,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2006 and
the Period from June 30, 2005 through December 31, 2005

		Period from
		June 30, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005

Net assets in liquidation, beginning of period	$32,529,000	$47,953,000

Change in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(523,000)	(1,381,000)
Distributions received from unconsolidated properties	(1,311,000)	(653,000)
Payments of liquidation costs and other amounts	2,105,000	941,000
Change in estimated receipts in excess of estimated costs during liquidation	132,000	(596,000)

Changes to asset for estimated receipts in excess of estimated costs during liquidation	403,000	(1,689,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(116,000)	130,000
Change in fair value of real estate investments	6,451,000	3,042,000
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(271,000)	1,093,000

Net increase in fair value	6,064,000	4,265,000

Distributions to shareholders	(30,000,000)	(18,000,000)

Change in net assets in liquidation	(23,533,000)	(15,424,000)

Net assets in liquidation, end of period	$8,996,000	$32,529,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

Expenses:
General and administrative	$1,013,000	$1,213,000

Operating loss	(1,013,000)	(1,213,000)
Other income (expense):
Other income	52,000	96,000
Interest expense (including amortization of deferred financing costs)	(44,000)	(52,000)
Interest and dividend income	233,000	526,000
Gain on sale of marketable securities	126,000	109,000
Gain on sale of unconsolidated real estate investments	191,000	—
Equity in earnings of unconsolidated real estate	787,000	581,000

Income from continuing operations	332,000	47,000
Discontinued operations:
Gain on sale of real estate	—	2,466,000
(Loss) income from discontinued operations	(272,000)	31,000

Net income	$60,000	$2,544,000

Comprehensive income:
Net income	60,000	2,544,000
Unrealized (loss) gain on marketable securities	(24,000)	10,000

Comprehensive income	$36,000	$2,554,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$0.07	$0.01
Discontinued operations — basic and diluted	(0.06)	0.54

Total net income per common share — basic and diluted	$0.01	$0.55

Weighted-average common shares outstanding — basic and diluted	4,605,000	4,630,000

Distributions declared per share	$0.41	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Years Ended December 31, 2004

						Accumulated
	Common Stock				Distributions in	Other
	Number of	Par	Additional	Treasury	Excess of	Comprehensive
	Shares	Value	Paid-In Capital	Stock	Earnings	Income (Loss)	Total

BALANCE — December 31, 2003	4,646,000	$47,000	$41,265,000	$(675,000)	$(2,530,000)	$—	$38,107,000
Net income	—	—	—	—	2,544,000	—	2,544,000
Unrealized gain on marketable securities	—	—	—	—	—	10,000	10,000

Comprehensive income							2,554,000
Stock based compensation	—	—	268,000	—	—	—	268,000
Distributions	—	—	—	—	(3,806,000)	—	(3,806,000)
Repurchase of shares	(34,000)	—	—	(304,000)	—	—	(304,000)

BALANCE — December 31, 2004	4,612,000	47,000	41,533,000	(979,000)	(3,792,000)	10,000	36,819,000

Net income	—	—	—	—	60,000	—	60,000
Unrealized loss on marketable securities	—	—	—	—	—	(24,000)	(24,000)

Comprehensive income							36,000
Distributions	—	—	—	—	(1,910,000)	—	(1,910,000)
Stock based compensation	—	—	64,000	—	—	—	64,000
Repurchase of shares	(7,000)	—	—	(87,000)	—	—	(87,000)

BALANCE — June 30, 2005	4,605,000	$47,000	$41,597,000	$(1,066,000)	$(5,642,000)	$(14,000)	$34,922,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,000	$2,544,000
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received in excess of equity in earnings of unconsolidated real estate	706,000	964,000
Gain on sale of real estate investments	—	(2,466,000)
Gain on sale of unconsolidated real estate investments	(191,000)	—
Gain on sale of marketable securities	(126,000)	(109,000)
Depreciation and amortization — continuing and discontinued operations	1,237,000	2,404,000
Stock based compensation expense	64,000	268,000
Minority interest expense	(124,000)	(85,000)
Change in operating assets and liabilities:
Accounts receivable	(83,000)	(96,000)
Accounts receivable/payable from/to related parties	(617,000)	24,000
Amortization of deferred financing cost	57,000	99,000
Other assets	131,000	(376,000)
Accounts payable and accrued liabilities	(440,000)	452,000
Security deposits and prepaid rent	209,000	(33,000)

Net cash provided by operating activities	883,000	3,590,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(6,101,000)	(7,236,000)
Proceeds from sale of marketable securities	4,909,000	6,865,000
Purchase of real estate operating properties	—	(23,091,000)
Purchase of investments in unconsolidated real estate	—	(1,125,000)
Restricted cash	310,000	(1,117,000)
Capital expenditures	(3,000)	(80,000)
Proceeds from disposition of properties	—	3,245,000
Proceeds from sale of unconsolidated real estate	603,000	1,619,000
Collections of notes receivable	531,000	6,576,000
Real estate deposits applied to purchases	—	11,000

Net cash provided by (used in) investing activities	249,000	(14,333,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable	—	15,000,000
Principal payments on notes payable and credit facility	(33,000)	(5,510,000)
Borrowings on credit facility	—	545,000
Repurchase of shares	(87,000)	(304,000)
Distributions paid	(1,910,000)	(3,796,000)
Distributions to minority shareholders	(91,000)	(152,000)

Net cash (used in) provided by financing activities	(2,121,000)	5,783,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989,000)	(4,960,000)
CASH AND CASH EQUIVALENTS — beginning of period	7,229,000	12,189,000

CASH AND CASH EQUIVALENTS — end of period	$6,240,000	$7,229,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
(Going Concern Basis)
For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$638,000	$1,211,000

Income taxes	$3,000	$6,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
INVESTING ACTIVITIES
Note receivable due to sale of properties	$—	$9,228,000
Minority interest liability of acquisitions	$—	$2,153,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1.	Organization and Description of Business

The use of the words “we,” “us,” or “our” refers to T REIT, Inc. and its subsidiaries, including T REIT, L.P., our Operating Partnership, except where the context otherwise requires.

T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2006, we owned interests in two unconsolidated properties. All of our remaining properties are office properties. We acquired our properties through, T REIT, L.P., our Operating Partnership, which is wholly owned by us.

We are externally advised by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on February 22, 2005, and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

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

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. If we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT or undertake to create a liquidating trust.

As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. As of July 27, 2005, pursuant to such approval, we terminated our share repurchase plan, all outstanding options were forfeited and our Advisor permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net assets in liquidation decreased $23,533,000, or $5.11 per share, during the year ended December 31, 2006. The primary reasons for the decrease in our net assets includes: (i) a decrease in real estate assets held for sale of $25,075,000, or $5.45 per share, due to the sale of University Heights and AmberOaks properties, and a decrease in investments in unconsolidated real estate of $6,024,000, or $1.31 per share, due to the sale of the Reno Trademark, the Oakey Building and Titan Building and Plaza properties during the year ended December 31, 2006, as well as a change in the value of our property interests; (ii) a decrease in investments in marketable securities of $1,924,000, or $0.42 per share, due to the liquidation of our investments in marketable securities during the year ended December 31, 2006; (iii) a decrease in accounts receivable of $1,672,000, or $0.36 per share, primarily due to the receipt of the net proceeds from the sale of the last building in the Pacific Corporate Park complex in January 2006; and (iv) a decrease in notes receivable of $2,762,000, or $0.60 per share, primarily due to the payment received by us in full in May 2006 for the note receivable held in connection with the sale of our Gateway Mall property; as offset by a decrease in mortgages payable of $15,464,000, or $3.36 per share, due to the sale of University Heights and AmberOaks properties. The net proceeds from the sale of our real estate assets and investments in unconsolidated real estate were used to pay distributions to shareholders of approximately $30,000,000, or $6.52 per share, during the year ended December 31, 2006.

Net assets in liquidation decreased $15,424,000, or $3.35 per share, for the period from June 30, 2005 through December 31, 2005. The primary reasons for the decrease were the distributions to shareholders of approximately $18,000,000, or $3.91 per share, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets due primarily to adjustments from closed sales of properties during the period from June 30, 2005 through March 10, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not record any impairment losses for the period from January 1, 2005 through June 30, 2005 or for the year ended December 31, 2004.

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

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, at such time as a property was held for sale, such property was carried at the lower of (i) its carrying amount, or (ii) fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

•	management, having the authority to approve the action, committed to a plan to sell the asset;

•	the asset was available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset had been initiated;

•	the sale of the asset was probable and the transfer of the asset was expected to qualify for recognition as a completed sale within one year;

•	the asset was being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements. As of December 31, 2006 and 2005, we had restricted cash of $0 and $1,111,000, respectively.

Investments in Marketable Securities

Prior to the adoption of our plan of liquidation, marketable securities were carried at fair value and consist primarily of investments in marketable equity securities. We classified our marketable securities portfolio as available-for-sale. Our portfolio was continually monitored for differences between the cost and estimated fair value of each security. If we believed that a decline in the value of an equity security was temporary in nature, we recorded the change in accumulated other comprehensive income in shareholders’ equity. If the decline was believed to be other than temporary, the equity security was written down to the fair value and a realized loss was recorded on our consolidated statement of operations. We did not record any realized losses due to a write down in fair value for year ended December 31, 2006, for the period from January 1, 2005 through June 30, 2005 nor for the year ended December 31, 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

As of June 30, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to June 30, 2005, the marketable securities have been continually marked to fair value, less estimated costs to sell, with a corresponding change to our net assets in liquidation.

Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2006 and 2005, amounted to a 25.0% interest in one of the consolidated properties. In accordance with the adoption of our plan of liquidation, we apply the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of December 31, 2006 and 2005, the minority interest liability was $29,000 and $1,747,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tenant Receivables and Allowance for Uncollectible Accounts

Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, investments in marketable securities and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2006 and 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Our investments in marketable securities are held with Merrill Lynch. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2006, we owned interests in one unconsolidated property located in the state of Texas (Enclave Parkway) and one unconsolidated property located in the state of Illinois (Congress Center). Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

As of December 31, 2006, we had no consolidated properties, however, three of our tenants at our remaining unconsolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2006 Annual	2006 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Homeland Security	$3,344,000	19.2%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins.	$2,320,000	13.3%	Congress Center	101,000	February 2012
Akzo Nobel, Inc.	$1,994,000	11.4%	Congress Center	90,000	December 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2005 Annual	2005 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Netsolve, Inc.	$1,112,000	41.0%	AmberOaks	78,000	April 2007
Newell Rubbermaid	$493,000	18.2%	AmberOaks	51,000	April 2007
General Services Admin	$327,000	12.1%	University Heights	21,000	November 2015

For the year ended December 31, 2004, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2004 Annual	2004 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

ACS Health Services, Inc.	$588,000	12.0%	AmberOaks	44,000	February 2005
Netsolve, Inc.	$1,073,000	21.0%	AmberOaks	78,000	April 2007

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2006, 2005 and 2004, respectively.

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

Our consolidated statements of net assets and our consolidated balance sheet include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, notes receivable, accounts payable and accrued expenses, and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable to and accounts receivable from related parties is not determinable due to the related party nature. Marketable securities are carried at fair value in our consolidated financial statements. See Note 6 — “Investment in Marketable Securities.”

The fair value of notes receivable is estimated using a discount rate that approximates the current rate for comparable notes. As of December 31, 2006 and 2005, the aggregate fair value of notes receivable of $0 and $2,762,000, respectively, is consistent with the net realizable value of the notes receivable under the liquidation basis of accounting.

The fair value of mortgages payable is estimated using borrowing rates available to us for mortgages payable with similar terms and maturities. As of December 31, 2006, we had no mortgages payable related to our consolidated properties. As of December 31, 2005, the fair value of the mortgages payable related to our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated properties of $19,214,000 ($15,464,000 liquidation basis), respectively, is consistent with the net settlement amount of the mortgages under the liquidation basis of accounting.

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

In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we have adjusted other assets to their net realizable value of $0. See also Note 7 — “Other Assets.”

Income Taxes

We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90.0% of our REIT taxable income for the year, as defined by the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2006, 2005 and 2004 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

Comprehensive Income

Prior to the adoption of our plan of liquidation, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income included certain changes in equity that are excluded from net income. For the period from January 1, 2005 through June 30, 2005 and for the year ended December 31, 2004 our only comprehensive income items were net income and the unrealized change in fair value of marketable securities. Subsequent to June 30, 2005, the adoption of our plan of liquidation, the unrealized change in fair value of marketable securities is adjusted to our net assets in liquidation.

Per Share Data

Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. For the diluted earnings (loss) per share calculation, all potentially dilutive securities, if any, are added to the weighted-average number of shares outstanding. Our potentially dilutive securities were options and warrants. As of June 30, 2005, and December 31, 2004 there were 0 and 101,000 stock warrants and 425,000 and 425,000 stock options, respectively, which were accounted for under the treasury method. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited on July 27, 2005. All stock warrants expired in February 2005. These options and warrants did not have a dilutive effect on earnings (loss) per share and, therefore basic and diluted earnings per share were equivalent.

Net income (loss) per share is calculated as follows:

	Period from
	January 1, 2005
	through	Year Ended
	June 30,	December 31,
	2005	2004

Income from continuing operations	$332,000	$47,000
Income (loss) from discontinued operations	(272,000)	2,497,000

Net income	$60,000	$2,544,000

Net income (loss) per share:
Continuing operations — basic and diluted	$0.07	$0.01
Discontinued operations — basic and diluted	(0.06)	0.54

Total net income per share — basic and diluted	$0.01	$0.55

Weighted-average number of shares outstanding — basic and diluted	4,605,000	4,630,000

Stock Based Compensation

Prior to the adoption of our plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Period from
	January 1, 2005
	through	Year Ended
	June 30,	December 31,
	2005	2004

Reported net income	$60,000	$2,544,000
Add: Stock based employee compensation expense included in reported net income	64,000	268,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(83,000)	(138,000)

Pro forma net income	$41,000	$2,674,000

Reported net income per share — basic and diluted	$0.01	$0.55

Pro forma net income per share — basic and diluted	$0.01	$0.58

There were 0 and 320,000 options granted during the period from January 1, 2005 through June 30, 2005 and during the year ended December 31, 2004, respectively. Upon approval of our plan of liquidation, all outstanding options were forfeited on July 27, 2005. These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

	Period from
	January 1, 2005
	through	Year Ended
	June 30,	December 31,
	2005	2004

Expected life	8.2 years	8.8 years
Risk-free interest based on the 10-year U.S. Treasury Bond	4.22%	4.22%
Expected dividend yield	8.25%	8.25%
Expected volatility	10.0%	10.0%

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN No. 47. FIN No. 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective as of the end of the first fiscal year ending after December 15, 2005. We adopted this statement in 2005 and the adoption did not have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

3.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for year ended December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$2,634,000	$(1,834,000)	$770,000	$1,570,000
Liabilities:
Liquidation costs	(1,151,000)	1,227,000	(976,000)	(900,000)
Other (capital expenditures)	(1,216,000)	878,000	338,000	—

	(2,367,000)	2,105,000	(638,000)	(900,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$267,000	$271,000	$132,000	$670,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net assets in liquidation decreased $23,533,000, or $5.11 per share, during the year ended December 31, 2006. The primary reasons for the decrease in our net assets includes: (i) a decrease in real estate assets held for sale of $25,075,000, or $5.45 per share, due to the sale of University Heights and AmberOaks properties, and a decrease in investments in unconsolidated real estate of $6,024,000, or $1.31 per share, due to the sale of the Reno Trademark, the Oakey Building and Titan Building and Plaza properties during the year ended December 31, 2006, as well as a change in the value of our property interests; (ii) a decrease in investments in marketable securities of $1,924,000, or $.42 per share, due to the liquidation of our investments in marketable securities during the year ended December 31, 2006; (iii) a decrease in accounts receivable of $1,672,000, or $0.36 per share, primarily due to the receipt of the net proceeds from the sale of the last building in the Pacific Corporate Park complex in January 2006; and (iv) a decrease in notes receivable of $2,762,000, or $0.60 per share, primarily due to the payment received by us in full in May 2006 for the note receivable held in connection with the sale of our Gateway Mall property; as offset by a decrease in mortgages payable of $15,464,000, or $3.36 per share, due to the sale of University Heights and AmberOaks properties. The net proceeds from the sale of our real estate assets and investments in unconsolidated real estate were used to pay distributions to shareholders of approximately $30,000,000, or $6.52 per share, during the year ended December 31, 2006.

Net assets in liquidation decreased $15,424,000, or $3.35 per share, for the period from June 30, 2005 through December 31, 2005. The primary reasons for the decrease were the distributions to shareholders of approximately $18,000,000, or $3.91 per share, adjustments due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated capital expenditures during liquidation, offset by increases in the fair value of real estate assets due primarily to adjustments from closed sales of properties during the period from June 30, 2005 through March 10, 2006.

The net assets in liquidation as of December 31, 2006 of $8,996,000 plus the liquidating distributions through December 31, 2006 of approximately $48,000,000, would result in liquidation distributions per share of approximately $12.38, of which $10.42 per share has been paid as of December 31, 2006. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of December 31, 2006, our real estate investments are comprised of investments in unconsolidated real estate. As of December 31, 2005, our real estate investments were comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2005, all of our consolidated properties were considered held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate

Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided TIC interests and membership interests in limited liability companies, or LLCs, that own a TIC interest in a property, and were accounted for under the equity method. Under the liquidation basis of accounting, all of our investments in unconsolidated real estate are recorded at fair value less costs to sell.

The summarized combined historical financial information of investments in our unconsolidated real estate for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004 is as follows:

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

Revenues	$22,380,000	$43,575,000
Rental and other expenses	19,817,000	41,676,000

Net income	$2,563,000	$1,899,000

Our equity in earnings	$787,000	$581,000

Dispositions in 2006

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Disposition fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price, of which we paid $151,000, or 1.4% of the total sales price. The loan at the property of $4,449,000 was paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow and paid to Trans-Aero as a rent guaranty. The property expects to receive approximately $23,000 back from this escrow deposit. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees owed by us to our Advisor in part were made as follows: (i) construction management fees in the amount of $169,000, or 0.8% of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000, or 0.4% of the total sales price, of which we paid $0. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which we paid $65,000. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $65,000. The loan at the property of $8,757,000 was re-paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid by us to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid by us to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fees rendered to us. The loan at the property of $4,214,000 was re-paid in full upon the sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

On June 15, 2006, the AmberOaks property located in Austin, Texas, of which we owned a 75.0% interest, was sold to Chase Merritt, an unaffiliated third party, for a total sales price of $32,965,000. Our share of the cash proceeds was $12,167,000 after closing costs and other transaction expenses. A property disposition fee of $1,071,000, or 3.25% of the total sales price, was paid to Realty, of which we paid $742,000, or 3.0% of our proportionate share of the total sales price. A sales commission of $428,000, or 1.30% of the total sales price, was also paid to unaffiliated brokers, of which we paid $321,000, or 1.0% of the total sales price. Upon closing, we made a disbursement payment to our Advisor of $23,000 for previously incurred reimbursable expenses for its services rendered to us. Also upon closing, we made a disbursement payment to Realty of $18,000 for previously incurred property management fees for services rendered to us. The loan at the property of $14,972,000 was re-paid in full upon the sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,364,000 as a result of the sale.

On July 21, 2006, the Titan Building and Plaza property located in San Antonio, Texas, of which we owned a 48.5% interest, was sold to Chase Merritt for a total sales price of $15,300,000. Our cash proceeds were $3,725,000 after closing costs and other transaction expenses. A property disposition fee of $498,000, or 3.25% of the total sales price, was paid to Realty, of which we paid $223,000, or 3.0% of our proportionate share of the total sales price. A sales commission of $383,000, or 2.5% of the total sales price, was also paid to unaffiliated brokers, of which we paid $186,000. An incentive distribution payment of $400,000 was made to our Advisor, of which we paid $0. The loan at the property of $5,900,000 was re-paid in full upon the sale of the property. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 increased by approximately $1,844,000.

Dispositions in 2005

25351 Commerce Centre Drive — Lake Forest, California

On February 11, 2005, the 25351 Commerce Centre Drive property located in Lake Forest, California, one of the three remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,900,000. In connection with the sale, the borrowers repaid $4,509,000 of a promissory note secured by all three buildings. The net proceeds from this sale were used to pay down the debt on the two remaining buildings in the Pacific Corporate Park complex. The sale resulted in a gain of approximately $497,000, of which our share of $113,000 is reflected in equity in earnings in our consolidated financial statements. A property disposition fee of $49,000, or 1.0% of the total sales price, was paid to Realty, of which we paid $11,000, or 0.2% of the total sales price and sales commissions of $244,000, or 5.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $56,000, or 1.1% of the total sales price.

County Center Drive — Temecula, California

On April 19, 2005, the County Center Drive property located in Temecula, California, of which we owned a 16.0% interest, was sold to an unaffiliated third party for a total sales price of $7,200,000. We received cash proceeds of $603,000 after closing and other transactional expenses and recorded a gain on sale of $191,000. A property disposition fee was paid to Realty of $158,000, or 2.2% of the total sales price, of which we paid $25,000, or 0.3% of the total sales price. A sales commission was paid to an unaffiliated broker of $274,000, or 3.8% of the total sales price, of which we paid $44,000, or 0.6% of the total sales price. In conjunction with the sale, all related party notes payable due to our Advisor were paid in full by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25391 Commerce Centre Drive — Lake Forest, California

On July 20, 2005, the 25391 Commerce Centre Drive, property located in Lake Forest, California, one of the two remaining buildings in the Pacific Corporate Park complex, of which we owned a 22.8% interest, was sold to an unaffiliated third party for a total sales price of $4,969,000. We received cash proceeds of $625,000. A property disposition fee of $90,000, or 1.8% of the total sales price, was paid to Realty, of which we paid $21,000, or 0.4% of the total sales price and sales commissions of $174,000, or 3.5% of the total sales price, were paid to unaffiliated brokers, of which we paid $40,000, or 0.8% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of the property was increased to its estimated fair value less costs to sell, and therefore there was no increase or decrease to our net assets in liquidation as a result of this sale.

City Center West “A” — Las Vegas, Nevada

On July 28, 2005, the City Center West “A” property located in Las Vegas, Nevada, of which we owned an 89.1% interest, was sold to an unaffiliated third party for a total sales price of $30,800,000. We received sales proceeds of $13,379,000 after closing costs and other transactional expenses. In connection with the sale of the property, a note payable secured by this property was repaid with an outstanding balance of $12,359,000. A property disposition fee was paid to Realty by us of $935,000, or 3.0% of the total sales price. Sales commissions were paid to unaffiliated brokers by us of $514,000 or 1.7% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of this sale, our net assets in liquidation were increased by $47,000.

Emerald Plaza — San Diego, California

On November 10, 2005, our Advisor sold the Emerald Plaza Building, located in San Diego, California, of which we owned 2.7%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $1,390,000 after closing costs and other transaction expenses. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which we paid $61,000 or 0.05% of the sales price and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers, of which we paid $18,900 or 0.02% of the total sales price. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC (an affiliate of Mr. Thompson) were paid in full. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $497,000.

25371 Commerce Centre Drive — Lake Forest, California

On December 28, 2005, our Advisor sold the building located at 25371 Commerce Centre Drive, in Lake Forest, California, the final building in the Pacific Corporate Park Complex, of which we owned a 22.8% interest, to an unaffiliated third party for a total sales price of $7,335,000. Our cash proceeds were $1,645,000 after closing costs and other transaction expenses. A property disposition fee of $9,000, or 0.1% of the total sales price, was paid to Realty, of which we paid $2,000, or 0.03% of the total sales price and sales commissions of $441,000, or 6.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $101,000 or 1.4% of the total sales price. At the time we adopted the liquidation basis of accounting on June 30, 2005, the basis of this property was increased to its estimated fair value less costs to sell. As a result of the sale, our net assets in liquidation were increased by approximately $581,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2004

AmberOaks — Austin, Texas

On January 20, 2004, through our wholly-owned subsidiary, T REIT — AmberOaks, LP, we purchased a 75.0% undivided tenant-in-common, or TIC, interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25.0% TICs in the property.

The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. The mortgage requires interest only payments through February 15, 2006 and, thereafter, principal and interest payments through the maturity date of the loan on January 20, 2007, with an option to extend the term of the loan for up to 24 months until January 20, 2009. The interest rate on the mortgage loan is the prime rate plus 1.0% subject to a floor of 5.5% per annum. The seller paid a sales commission to Realty of $585,000, or 2.3% of the purchase price. AmberOaks is a three-building Class A office portfolio totaling 207,000 square feet of gross leaseable area, or GLA, and is part of an eight-building complex built during 1999-2001. An affiliate of our Advisor purchased the remaining five buildings. For the year ended December 31, 2004, we recorded $5,085,000 in lease intangible assets related to our acquisition of AmberOaks.

Gateway Mall Land — Bismarck, North Dakota

On February 27, 2004, we purchased 43 acres of land, including 36 acres of land situated under Gateway Mall, from an unaffiliated third party for a purchase price, including closing costs, of $1,631,000.

Oakey Building — Las Vegas, Nevada

On April 2, 2004, we, as a member of NNN Oakey Building 2003, LLC, purchased a 9.8% interest in the Oakey Building in Las Vegas, Nevada from an unaffiliated third party. In the purchase transaction, we acquired a 9.8% interest in the Oakey Building; 2003 Value Fund, LLC, an affiliated party, who is also managed by our Advisor, acquired a 75.5% interest in the Oakey Building and unaffiliated members acquired the remaining 14.8% of the Oakey Building. The total purchase price for the Oakey Building was $8,137,000. Our total initial investment was $670,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10.00% per annum until the due date of April 1, 2005. The loan was extended until September 6, 2007 and since that time bears interest at a variable rate of LIBOR plus 2.00% up to the date the note is paid in full. The seller of the property paid a sales commission to Realty of $237,000, or 2.9% of the purchase price. The Oakey Building is a Class A office building of approximately 104,000 square feet of GLA.

Emerald Plaza — San Diego, California

On June 14, 2004, we, as a member of NNN Emerald Plaza, LLC, purchased a 2.7% interest in the Emerald Plaza Building in San Diego, California from an unaffiliated third party for $1,000,000.

Up to the date of its disposition, Emerald Plaza was owned by the following interest holders as TICs:

AWT Family LP, a limited partnership 70.0% owned by Anthony W. Thompson	1.9%
NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties	77.6%	(combined)

SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Fiscal Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Jack R. Maurer,	2006	$—	$—	$—	$—	$—	$—	$60,000	(1)	$60,000
Chief Executive Officer and President	2005	—	—	—	—	—	—	$30,000	(1)	$30,000
	2004	—	—	—	—	—	—	—		—
Courtney A. Brower,	2006	—	—	—	—	—	—	—		—
Chief Accounting Officer(3)	2005	—	—	—	—	—	—	$2,000	(2)	—
	2004	—	—	—	—	—	—	—		—
Scott D. Peters,	2006	—	—	—	—	—	—	—		—
Chief Financial Officer(4)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Andrea R. Biller,	2006	—	—	—	—	—	—	$35,000	(2)	$35,000
Secretary	2005	—	—	—	—	—	—	$25,000	(2)	$25,000
	2004	—	—	—	—	—	—	—		—

(1)	In accordance with our plan of liquidation, Mr. Maurer, our Chief Executive Officer and President, is entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2006, as a result of meeting certain performance goals, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

(2)	Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of December 31, 2006, $195,000 in retention and incentive bonuses have been paid by us, of which Ms. Biller, our Secretary, has received $60,000 and Ms. Brower, our Chief Accounting Officer, has received $2,000.

(3)	Ms. Brower was appointed as our Chief Accounting Officer effective as of December 4, 2006.

(4)	Mr. Peters resigned from serving as our Chief Financial Officer effective as of December 4, 2006.

Option/SAR Grants in Last Fiscal Year

Pursuant to our plan of liquidation, our equity compensation plans and any outstanding options were forfeited as of July 27, 2005.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to Securities and Exchange Commission, or SEC, regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

PRINCIPAL SHAREHOLDERS

The following table shows, as of March 9, 2007, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the

60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net sales price, and sales commissions to unaffiliated brokers of $55,000, or 1.5% of the net sales price, of which we paid $14,000, or 0.1% of the net sales price.

6.	Investment in Marketable Securities

Sales of equity securities resulted in realized gains of $156,000 and realized losses of $87,000 for the year ended December 31, 2006. Sales of equity securities resulted in realized gains of $314,000 and realized losses of $23,000 for the year ended December 31, 2005. During the year ended December 31, 2006, our net assets in liquidation have decreased by $116,000 as a result of changes in the fair value of equity securities. As of December 31, 2006, we liquidated our investment in marketable securities and we do not intend to invest in any marketable securities in the future.

7.	Other Assets

As of December 31, 2006 and 2005, other assets are $0.

Amortization expense recorded on the identified in-place leases, tenant relationships, above market leases, lease commissions and loan fees for the period from January 1, 2005 through June 30, 2005 and the year ended December 31, 2004 was $1,047,000 and $1,769,000, respectively.

8.	Notes Receivable

We received a note for $8,700,000 from an unrelated third party in conjunction with the sale of Gateway Mall on March 18, 2004. The note was secured by a pledge agreement, bore interest at 6.0% per annum and was due June 14, 2004. The note was refinanced and we received $6,500,000 in cash on July 9, 2004 and issued a new note for $2,200,000. The new note was an adjustable rate note with interest calculated at a blended rate in which the borrower’s aggregate interest paid cannot exceed $522,000 annually on this note and the buyer’s first mortgage. The interest rate for the $2,200,000 note as of December 31, 2005 and 2004 was 8.6% per annum. The note is interest only with the balance, including all unpaid interest, due on August 1, 2006. On May 5, 2006, the $2,200,000 note receivable was paid in full. In accordance with the liquidation basis of accounting, the note was carried at its net realizable value as of December 31, 2005.

We hold a promissory note with a balance of $0 and $562,000 as of December 31, 2006 and 2005, respectively. The promissory note is secured by a first deed of trust on the Christie Street property, and bears interest at 8.50% per annum. We receive monthly interest and principal payments based on a 25-year amortization schedule. All accrued unpaid interest and principal are due in December 2006. In accordance with the liquidation basis of accounting, the note was carried at its net realizable value as of December 31, 2005. The note receivable was paid in full during the year end December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgages Payable and Other Debt

We had no mortgages payable outstanding as of December 31, 2006. Mortgages payable consisted of the following as of December 31, 2005 (liquidation basis):

December 31,
2005

Note payable to a mortgage company, secured by a deed of trust, rate per annum equal to an initial benchmark floor rate of 3.00% based on the 10-year Treasury note plus 2.25% and matures January 1, 2008. As of December 31, 2005 and 2004 the interest rate was 5.25%. Equal principal and interest payments of $24,000 are payable monthly until repaid in full	$4,214,000
Note payable to a bank, secured by a first deed of trust, monthly interest-only through February 15, 2006 and thereafter, principal and interest payments through the maturity date of January 20, 2007 at the prime rate plus 1.07%, subject to a floor of 5.50% per annum. The interest rate as of December 31, 2005 and 2004 was 8.00% and 5.75% per annum, respectively	15,000,000

Total mortgages payable	19,214,000
Less: minority interest share of mortgages payable	3,750,000

Mortgages payable (liquidation basis)	$15,464,000

As of December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to their estimated settlement amounts in the consolidated statement of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the AmberOaks property.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the year ended December 31, 2005, we borrowed $1,955,000 and repaid $1,955,000. As of December 31, 2006 and 2005, we had no margin liabilities outstanding.

10.	Shareholders’ Equity

Share Repurchase Plan

Effective May 24, 2001 we adopted the share repurchase plan, or the Repurchase Plan, which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back by us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. To be eligible to request a repurchase, a shareholder must request repurchase of at least 25.0% of the total number of shares of common stock and must have owned the shares for at least one year.

The price paid by us per repurchased share varied in accordance with the terms of the Repurchase Plan. Repurchases, if any, were effected by us on or about the last day of each calendar quarter. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan. We repurchased 7,000 and 34,000 shares for $87,000 and $304,000 for the years ended December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with our initial public offering, we agreed to sell to the dealer manager of our initial public offering, NNN Capital Corp., one warrant to purchase one share of common stock for every 40 shares of common stock sold by the dealer manager in any state other than Arizona, Missouri, Ohio or Tennessee, up to a maximum of 250,000 warrants to purchase an equivalent number of shares. The dealer manager has agreed to pay us $0.0008 for each warrant. The warrants were issued on a quarterly basis commencing 60 days after the date the shares are first sold under the offering. Except where prohibited by securities laws, the dealer manager may retain or distribute such warrants to broker-dealers participating in the offering.

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

As of December 31, 2006 and 2005, there were no outstanding warrants held by soliciting dealers that sold our shares. All stock warrants expired unexercised in February 2005. No warrants were ever exercised. We applied the fair value method of accounting for the warrants in accordance with SFAS No. 123.

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

Stock based compensation expense was $64,000 and $268,000 for the period from January 1, 2005 through June 30, 2005 and for the year ended December 31, 2004, respectively. A summary of stock options under the officer and employee stock option plan and the independent director stock option plan is as follows:

	Number of	Range of	Weighted-Average
Options Outstanding as of	Shares	Exercise Prices	Exercise Price

December 31, 2003 (90,000 options exercisable)	165,000	$9.05	$9.05
Granted (weighted-average fair value of $1.03)	320,000	9.05	9.05
Cancelled	(60,000)	9.05	9.05

December 31, 2004 (155,000 options exercisable)	425,000	9.05	9.05
Granted	—	—	—
Cancelled	(425,000)	(9.05)	(9.05)

December 31, 2005 (0 options exercisable)	—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between us and our Advisor was renewed by our board of directors on May 8, 2004 for an additional one-year term effective February 22, 2004. The current term of the Advisory Agreement expired on February 22, 2005 and was not renewed for consecutive one-year terms. Our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders, we do not intend to renew the existing Advisory Agreement for an additional one-year term or to execute a new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2006, 2005 and 2004, such reimbursement had not exceeded these limitations. We paid our Advisor $310,000, $183,000 and $319,000 for services provided to us for the years ended December 31, 2006, 2005 and 2004, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We paid our Advisor $265,000 in asset management fees for the year ended December 31, 2006 and none for the years ended December 31, 2005 and 2004.

Property Management Fees

We pay Realty a property management fee equal to 5.0% of the gross revenue from the properties. We incurred property management fees to Realty of $84,000, $291,000 and $343,000 for services provided for the years ended December 31, 2006, 2005 and 2004, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Acquisitions and Dispositions Fees

Under the terms of the Advisory Agreement, our Advisor or its Affiliate may receive acquisitions and dispositions fees in connection with the acquisition or disposition of our properties. For the years ended December 31, 2006, 2005 and 2004, we paid commissions to Realty of $2,315,000, $3,491,000 and $843,000, respectively, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions

Our Advisor owns 100 non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our shareholders have received an 8.0% annual return on their invested capital. Pursuant to the approval of our plan of liquidation by our shareholders, our Advisor permanently waived any distributions that our Advisor is or may be entitled to receive in connection with its incentive performance units.

Incentive Bonuses and Milestone Payments

In accordance with our plan of liquidation, Jack R. Maurer, our Chief Executive Officer and President, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of December 31, 2006, as a result of meeting certain performance goals, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Inlow and Wallace has received cumulative payments of $50,000 from us.

Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of December 31, 2006, $195,000 in retention and incentive bonuses have been paid by us, of which Andrea R. Biller, our Secretary, received $25,000 in August 2005 and $35,000 in March 2006 and Courtney A. Brower, our Chief Accounting Officer, received $2,000 in August 2005.

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

As of December 31, 2006 and 2005, our Advisor owed us $0 and $220,000 for amounts due under an indemnification agreement. See Note 12 “Commitments and Contingencies.”

Unconsolidated Debt Due to Related Parties

Our properties may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, and our Advisor. As of December 31, 2005 and 2004, the following notes payable were outstanding:

Cunningham Lending Group, LLC

As of December 31, 2004, Pacific Corporate Park had $81,000 outstanding due to Cunningham at an interest rate of 8.0% per annum, which was due one year from the origination. Pacific Corporate Park borrowed an additional $1,225,000 during February, March and April 2005 at an interest rate of 8.0% per annum, which was due one year from origination. All of the Pacific Corporate Park notes, plus accrued interest, were repaid on July 20, 2005.

Emerald Plaza borrowed $743,000 during February, March and April 2005 at an interest rate of 8.0% per annum, which was due one year from origination. These notes, plus all accrued interest, were paid in full on November 10, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions to our shareholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $119,979,000 and $139,606,000 as of December 31, 2006 and 2005, respectively. Our share of unconsolidated debt was $10,761,000 and $16,207,000 as of December 31, 2006 and 2005, respectively, as set forth in the summary below. The decrease of $19,627,000 in the mortgage debt was primarily due to the sale of three unconsolidated properties and the subsequent pay-off of related debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total mortgage and other debt and our portion of our unconsolidated properties is as follows:

		2006		2005
		Mortgage and		Mortgage and
		Other Debt		Other Debt
		Balance as of	T REIT, Inc.’s	Balance as of	T REIT, Inc.’s
	Ownership	December 31,	Portion of	December 31,	Portion of
Property	Percentage	2006	Debt	2005	Debt

Reno Trademark Building — TIC	40.0%	$—	$—	$4,449,000	$1,780,000
Titan Building & Plaza — TIC	48.5%	—	—	5,900,000	2,861,000
Congress Center — LLC	10.3%	97,308,000	10,023,000	97,500,000	9,962,000
Enclave Parkway — LLC	3.3%	22,671,000	738,000	23,000,000	749,000
Oakey Building — LLC	9.8%	—	—	8,757,000	855,000

Total		$119,979,000	$10,761,000	$139,606,000	$16,207,000

On January 23, 2006, our Advisor sold the Reno Trademark Building and the loan was repaid in full.

On January 24, 2006, the Oakey Building was sold and the loan was repaid in full.

On July 21, 2006, the Titan Building and Plaza property was sold and the loan was repaid in full.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, such unconsolidated properties were in compliance with all such covenants.

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution to our shareholders.

On July 19, 2004, Michael R. and Patricia C. Long, as Trustees of the Michael R. and Patricia C. Long 2001 Trust, or the purchasers, filed a petition in the District Court of the 25th Judicial District Guadalupe County, Texas against T REIT-Seguin, LLC, Peck-Seguin, LLC, Lake Air Mall-Seguin, LLC, Chicago Title Company and our Advisor, collectively, the sellers. Through our wholly owned subsidiary T REIT-Seguin, we purchased a 26.0% interest in the Seguin Corners Shopping Center in November 2000. The Seguin Corners Shopping Center subsequently was sold to the purchasers in August 2002. The petition alleges that the sellers misrepresented and/or failed to disclose that they did not own and could not convey the property in its entirety to the purchasers. The claim was settled in the fourth quarter of 2006 in the aggregate amount against all defendants (including us) of $127,000, of which we paid $33,000. On December 11, 2006, the case was dismissed with prejudice.

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

Leases

In connection with the sale of the Christie Street property, a single tenant office building, in November 2001, we agreed as part of the sale transaction, to guarantee the lease payment in the amount of $20,000 per month for a period of five years under a master lease agreement. Under this agreement, we are obligated to make lease payments to the buyer, who is the new lessor only in the event the sublessee fails to make the lease payments. In addition, we are also obligated to pay a pro rata share of lease commissions and tenant improvements in the event the premises are re-leased prior to November 13, 2006. Concurrent with the issuance of this master lease agreement and guaranty, our Advisor agreed to indemnify us against any future losses under the master lease agreement with the indemnification evidenced by an indemnity agreement dated November 13, 2001. The current tenant’s sublease expired on August 31, 2002. In October 2002, the tenant vacated the property. We paid no obligations under the master lease agreement and guaranty as of December 31, 2006, however, we accrued $220,000 related to our obligations under the master lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement and guaranty as of December 31, 2005. As of December 31, 2006, we have been reimbursed by our Advisor for all amounts paid under the master lease agreement and guaranty and expect to be reimbursed in the future by our Advisor in connection with the indemnity agreement for the full amount of our payments under the master lease agreement and guaranty.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

13.	Discontinued Operations — Properties Held for Sale

Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through June 30, 2005 and for the year ended December, 31, 2004:

	Period from
	January 1, 2005	Year Ended
	through	December 31,
	June 30, 2005	2004

Rental income	$2,239,000	$5,024,000
Rental expenses	942,000	1,997,000
Depreciation and amortization	1,035,000	2,011,000
Other income	(17,000)	(196,000)
Interest expense (including amortization of deferred financing costs)	675,000	1,266,000
Minority interest	(124,000)	(85,000)

Income (loss) from discontinued operations — property held for sale, net	$(272,000)	$31,000

14.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2006, 2005 and 2004, was as follows:

	Years Ended December 31,
	2006		2005		2004

Ordinary income	$—	—	$157,000	0.8%	$930,000	24.4%
Capital gain	—	—	614,000	3.0%	2,877,000	75.6%
Return of capital	—	—	1,759,000	8.6%	—	—
Liquidating distributions	30,000,000	100.0%	18,000,000	87.7%	—	—

	$30,000,000	100.0%	$20,530,000	100.0%	$3,807,000	100.0%

Subsequent to June 30, 2005, approximately $18,000,000, or $3.91 per share, of liquidating distributions were paid for the period from June 30, 2005 through December 31, 2005 and $30,000,000, or $6.52 per share, of liquidating distributions were paid for the year ended December 31, 2006 and are treated by shareholders as proceeds from the sale of their stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Combinations

On January 20, 2004, through our wholly-owned subsidiary, TREIT — AmberOaks, LP, we purchased a 75.0% undivided TIC interest in three buildings at AmberOaks Corporate Center located in Austin, Texas from an unaffiliated third party. Three unaffiliated entities purchased the remaining 25.0% tenant-in-common interests in the property. The total purchase price for this consolidated real estate property was $22,965,000. The purchase was financed by a $15,000,000 loan secured by the property from North Houston Bank. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded approximately $5,085,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Total amortization of the lease intangible assets for the year ended December 31, 2004 was approximately $1,672,000.

Assuming all of the above acquisitions had occurred January 1, 2004, pro forma revenues from continuing operations, net income and net income per diluted share would have been $0, $2,700,000 and $0.58, respectively, for the year ended December 31, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

Prior quarters have been restated as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net assets in liquidation, beginning of period	$9,216,000	$27,034,000	$26,105,000	$32,529,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	530,000	498,000	326,000	(951,000)
Net (decrease) increase in fair value	(750,000)	(316,000)	603,000	6,527,000
Distributions to shareholders	—	(18,000,000)	—	(12,000,000)

Change in net assets in liquidation	(220,000)	(17,818,000)	929,000	(6,424,000)

Net assets in liquidation, end of period	$8,996,000	$9,216,000	$27,034,000	$26,105,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Liquidation Basis
	Period from	Period from
	September 30, 2005	June 30, 2005
	through	through
	December 31, 2005	September 30, 2005

Net assets in liquidation, beginning of period	$29,980,000	$47,953,000

Change to asset for estimated receipts in excess of estimated costs during liquidation	(754,000)	(935,000)
Net increase in fair value	3,303,000	962,000
Distributions to shareholders	—	(18,000,000)

Change in net assets in liquidation	2,549,000	(17,973,000)

Net assets in liquidation, end of period	$32,529,000	$29,980,000

	Going Concern Basis
	Quarters Ended
	June 30,	March 31,
	2005	2005

Revenues	$—	$—

Expenses	459,000	554,000

Equity in earnings of unconsolidated real estate	407,000	380,000

Income (loss) from continuing operations	383,000	(51,000)
Income (loss) from discontinued operations	25,000	(297,000)

Net income (loss)	$408,000	$(348,000)

Net income (loss) per common share — basic and diluted
Continuing operations	$0.08	$(0.01)
Discontinued operations	0.01	(0.07)

Net income (loss) per common share	$0.09	$(0.08)

T REIT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 1, 2005 through June 30, 2005 — Reserve deducted from accounts receivable	$58,000	$—	$—	$(58,000)	$—
Year ended December 31, 2004 — Reserve deducted from accounts receivable	$41,000	$58,000	$—	$(41,000)	$58,000

T REIT, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION

We had no consolidated properties as of December 31, 2006.

(a) The changes in total real estate for the year ended December 31, 2006 are as follows:

2005

Balance as of December 31, 2005	$26,214,000
Additions and acquisitions	—
Liquidation adjustment, net	—
Dispositions	(26,214,000)

Balance as of December 31, 2006	$—

(b) The changes in accumulated depreciation for the year ended December 31, 2006 are as follows:

2005

Balance as of December 31, 2005	$1,139,000
Additions(2)	—
Disposals	(1,139,000)

Balance as of December 31, 2006	$—

(1)	Under the liquidation basis of accounting, our real estate holdings were adjusted to their estimated fair value, net of the minority interest’s share. As a result, the net liquidation adjustment is the net adjustment we made to the carrying value of the property in order to reflect its fair value. The liquidation adjustment reflects a decrease for the minority interest’s share of fair value, offset by an increase in total fair value

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
(principal executive officer)

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack R. Maurer Jack R. Maurer	Chief Executive Officer and President	March 9, 2007

/s/ Courtney A. Brower Courtney A. Brower	Chief Accounting Officer	March 9, 2007

/s/ Anthony W. Thompson Anthony W. Thompson	Chairman of the Board of Directors	March 9, 2007

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 9, 2007

/s/ W. Brand Inlow W. Brand Inlow	Director	March 9, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.		Description

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)
3.1		Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.2		Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference)
3.3		Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
3.4		Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference.)
10.1		Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.2		Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference)
10.3		Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference)
10.4		Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).
10.5		Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
21	.1*	Subsidiaries of T REIT, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.