Form 10-K/A
period 2006-12-31
T REIT INC
filed 2007-03-15
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

As of March 15, 2007, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

EXPLANATORY NOTE

T REIT, Inc., a Virginia corporation (the “Company”), is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 9, 2006 (the “Original Form 10-K”), to correct the financial printer’s incorrect placement of a page and the omission of page in the Company’s consolidated financial statements included in Item 15 of Part IV of the Original Form 10-K.

Except as identified above, no other amendments or changes to the Original Form 10-K are made by this Amendment No. 1 and the remainder of the Original Form 10-K shall remain in effect as of the date of filing of the Original Form 10-K. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-K.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Accounting Officer are providing Rule 13a-14(a) certifications dated March 15, 2007 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2007.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Net Assets as of December 31, 2006 and 2005 (Liquidation Basis)	67
Consolidated Statements of Changes in Net Assets (Liquidation Basis) For the Year Ended December 31, 2006 and the Period From June 30, 2005 through December 31, 2005	68
Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	69
Consolidated Statements of Shareholders’ Equity (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	70
Consolidated Statements of Cash Flows (Going Concern Basis) For the Period from January 1, 2005 through June 30, 2005 and the Year Ended December 31, 2004	71
Notes to Consolidated Financial Statements	73
Schedules	102

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	102
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	103

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Date: March 15, 2007

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