Form 10-Q
period 2007-03-31
T REIT INC
filed 2007-05-11
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number: 0-49782

T REIT, Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2140299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(714) 667-8252
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐     No ☑

As of May 11, 2007, there were 4,605,000 shares of common stock of T REIT, Inc. outstanding.

T REIT, Inc.
(A Virginia Corporation)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	23

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

T REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Investments in unconsolidated real estate	$5,939,000	$5,686,000
Cash and cash equivalents	2,670,000	2,637,000
Accounts receivable, net	3,000	3,000
Asset for estimated receipts in excess of estimated costs during liquidation	644,000	670,000

Total assets	9,256,000	8,996,000

LIABILITIES
Total liabilities	—	—

Commitments and contingencies (Note 9)
Net assets in liquidation	$9,256,000	$8,996,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net assets in liquidation, beginning of period	$8,996,000	$32,529,000

Change in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(39,000)	(1,156,000)
Distributions received from unconsolidated properties	(129,000)	(257,000)
Payments of liquidation costs and other amounts	135,000	282,000
Change in estimated receipts in excess of estimated costs during liquidation	7,000	180,000

Changes to asset for estimated receipts in excess of estimated costs during liquidation	(26,000)	(951,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	—	(116,000)
Change in fair value of real estate investments	253,000	5,512,000
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	33,000	1,131,000

Net increase in fair value	286,000	6,527,000

Distributions to shareholders	—	(12,000,000)

Change in net assets in liquidation	260,000	(6,424,000)

Net assets in liquidation, end of period	$9,256,000	$26,105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

The use of the words “we,” “us,” or “our” refers to T REIT, Inc. and its subsidiary, T REIT, L.P., except where the context otherwise requires.

T REIT, Inc. was formed in December 1998 in the Commonwealth of Virginia and was qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As described in more detail below, on July 27, 2005, our shareholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of March 31, 2007, we owned interests in two unconsolidated properties. Both of our remaining properties are office properties. We acquired our properties through, T REIT, L.P., our Operating Partnership, which is wholly owned by us.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm.

2.	Plan of Liquidation

On June 3, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities, the winding up of operations and the dissolution of our company. Our board of directors’ decision to adopt our plan of liquidation followed a lengthy process in which our board of directors and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. As previously approved by the shareholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. On May 10, 2007, our board of directors

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

approved the transfer and assignment of our assets to a liquidating trust, which we expect will be completed by July 27, 2007. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. We expect to continue to qualify as a REIT until such time as our assets are transferred and assigned to a liquidating trust.

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

3.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commision, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K/A, as filed with the SEC.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and those of our Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or the FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our shareholders, we adopted the liquidation basis of accounting as of June 30, 2005 and for all periods subsequent to June 30, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

4.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our unconsolidated properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the three months ended March 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,570,000	$(168,000)	$64,000	$1,466,000
Liabilities:
Liquidation costs	(900,000)	135,000	(57,000)	(822,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$670,000	$(33,000)	$7,000	$644,000

5.	Net Assets in Liquidation

Net assets in liquidation increased $260,000, or $0.06 per share, during the three months ended March 31, 2007. The primary reason for the increase in our net assets was due to an increase in investments in unconsolidated real estate of $253,000, or $0.05 per share. The overall increase in the value of our investments in unconsolidated real estate during the three months ended March 31, 2007, includes an increase in the anticipated sales price of our Enclave Parkway property pursuant to an executed purchase and sale agreement and an increase in the expected liquidation value at our Congress Center property as a result of the principal payments made on the mortgage loan during the three months ended March 31, 2007.

Net assets in liquidation decreased $6,424,000, or $1.40 per share, for the three months ended March 31, 2006. The primary reasons for the decrease were the distributions to shareholders of approximately $12,000,000, or $2.61 per share, net of increases of $5,512,000, or $1.20 per share, in the fair market value of investments in real estate due to a signed purchase and sale agreement for AmberOaks.

The net assets in liquidation as of March 31, 2007 of $9,256,000 plus liquidating distributions to our shareholders through March 31, 2007 of $48,000,000 would result in liquidating distributions to our shareholders per share of approximately $12.43, of which $10.42 per share has been paid. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

As of March 31, 2007, our real estate investments are comprised of investments in unconsolidated real estate.

Dispositions in 2007

We had no property dispositions during the three months ended March 31, 2007.

Dispositions in 2006

We pay property disposition fees to our Advisor or its affiliate in connection with our disposition of properties.

We had the following property dispositions during the three months ended March 31, 2006:

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price, of which we paid $151,000, or 1.4% of the total sales price. The loan on the property of $4,449,000 was paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow and paid to Trans-Aero as a rent guaranty. The property expects to receive approximately $23,000 back from this escrow deposit. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees owed by us to our Advisor in part were made as follows: (i) construction management fees in the amount of $169,000, or 0.8% of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000, or 0.4% of the total sales price, of which we paid $0. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which we paid $65,000. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $65,000. The loan on the property of $8,757,000 was re-paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid by us to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid by us to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees rendered to us. The loan on the property of $4,214,000 was re-paid in full upon the sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

7.	Shareholders’ Equity

Share Repurchase Program

Effective May 24, 2001, we adopted the share repurchase plan, or the Repurchase Plan, which provided eligible shareholders with limited liquidity by enabling them to sell their common stock back to us, subject to various limitations. Repurchases were made at the sole discretion of the board of directors. In accordance with the approval of our plan of liquidation by our shareholders on July 27, 2005, we terminated our Repurchase Plan.

Stock Option Plans

In February 2000, we adopted stock option plans, or the Plans, for independent and outside directors and our officers and employees. Shares of common stock issued upon the exercise of such options had certain transferability restrictions. We authorized and reserved a total of 100,000 shares of common stock for issuance under the director plan and 700,000 shares of common stock for issuance under the officer/employee plan. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held on June 28, 2003. Upon approval of our plan of liquidation by our shareholders, all outstanding options were forfeited and the Plans were terminated on July 27, 2005.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees

In February 1999, we entered into an advisory agreement, or the Advisory Agreement, with our Advisor, which was for a one-year term subject to successive one-year renewals. The Advisory Agreement expired on February 22, 2005. In view of the approval of our plan of liquidation by our shareholders, we do not intend to renew the Advisory Agreement for a one-year period or execute a new advisory agreement; however, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the three months ended March 31, 2007 and 2006, such reimbursement had not exceeded these limitations. For the three months ended March 31, 2007 and 2006, we incurred fees to our Advisor of $20,000 and $78,000, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our shareholders have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. For the three months ended March 31, 2007 and 2006, we incurred asset management fees to our Advisor of $22,000 and $109,000, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the three months ended March 31, 2007 and 2006, we incurred property management fees to our Advisor or its affiliate of $0 and $47,000, respectively, for services provided.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition fees for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, we incurred disposition fees to our Advisor or its affiliate of $0 and $246,000, respectively.

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

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Incentive Bonuses and Milestone Payments

In accordance with our plan of liquidation, Jack R. Maurer, our Chief Executive Officer and President, will become entitled to receive incentive bonuses from our Advisor in consideration for his work in implementing the plan of liquidation, if specified performance goals are met in our liquidation. If we achieve distributions within our estimated net liquidation value range, Mr. Maurer will receive up to $160,000 in incentive bonuses from our Advisor. Additionally, in the event that we achieve total distributions exceeding our estimated net liquidation value, Mr. Maurer could receive additional incentive bonuses. Any such incentive bonuses made to Mr. Maurer will be in addition to his regular salary from our Advisor. As of March 31, 2007, as a result of meeting certain performance goals, Mr. Maurer has received cumulative incentive bonuses of $90,000 from our Advisor.

W. Brand Inlow and D. Fleet Wallace, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $50,000 in payments. As of March 31, 2007, based upon the satisfaction of performance milestones, each of Messrs. Inlow and Wallace has received cumulative payments of $50,000 from us.

Our special committee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some or all of our key officers and employees of our Advisor from time to time. As of March 31, 2007, $195,000 in retention and incentive bonuses have been paid by us.

9.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Unconsolidated Debt

Total mortgage debt of our unconsolidated properties was $119,576,000 and $119,979,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of this mortgage debt was $10,725,000 and $10,761,000 as of March 31, 2007 and December 31, 2006, respectively, as set forth in the summary below.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Total mortgage debt and our portion of the mortgage debt of our unconsolidated properties are as follows:

		As of March 31, 2007		As of December 31, 2006
	Ownership	Mortgage Debt	T REIT, Inc.’s	Mortgage Debt	T REIT, Inc.’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	10.3%	$96,994,000	$9,990,000	$97,308,000	$10,023,000
Enclave Parkway — LLC	3.3%	22,582,000	735,000	22,671,000	738,000

Total		$119,576,000	$10,725,000	$119,979,000	$10,761,000

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2007, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, such unconsolidated properties are in compliance with all such covenants.

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution to our shareholders. On April 27, 2007, the Court of Appeals abated the appeal and ordered the trial court to file findings of fact and conclusions of law no later than May 17, 2007. Once the trial court enters these findings, the appeal will be reinstated.

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

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of March 31, 2007, we have unconsolidated investments in one property located in the state of Texas and one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

T REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2007, we had no consolidated properties, however three of our tenants at our remaining unconsolidated properties, accounted for 10.0% or more of our aggregate annual rental income for the three months ended March 31, 2007, as follows:

	2007	Percentage of		Square	Lease
	Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	19.0%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	13.5%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	11.5%	Congress Center	90,000	Dec. 2013

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2007.

For the three months ended March 31, 2006, four of our tenants at our consolidated property accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		Square
	2006 Annual	2006 Annual		Footage	Lease
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Expiration Date

Netsolve, Inc.	$1,112,000	50.3%	AmberOaks	78,000	April 2007
Newell Rubbermaid, Inc.	$493,000	22.3%	AmberOaks	51,000	April 2008
URS Corporation	$244,000	11.0%	AmberOaks	21,000	July 2011
InfoEdgeTechnology	$222,000	10.1%	AmberOaks	22,000	June 2016

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2006.

11.	Subsequent Events

On April 13, 2007, W. Brand Inlow, our independent director, was appointed as our Chairman of the board of directors, as a result of Anthony W. Thompson’s resignation as a director and the Chairman of the board of directors on March 29, 2007.

On April 25, 2007, NNN Enclave Parkway LLC, our subsidiary, et al., entered into an agreement with an unaffiliated third party, to sell 1401 Enclave Parkway, located in Houston, Texas, for a total sales price of $46,500,000. We own a 3.3% interest in the property through our interest in NNN Enclave Parkway LLC. Our Advisor or its affiliate is expected to receive a disposition fee of $1,395,000, or 3.0% of the total sales price, of which we are expected to pay $46,000. In addition, a sales commission of $465,000, or 1.0% of the total sales price, is expected to be paid to an unaffiliated broker, of which we are expected to pay $15,000.

On April 25, 2007, NNN Enclave Parkway, LLC entered into a first amendment to the agreement to extend the closing date to June 14, 2007, with an option to extend the closing to June 28, 2007 by providing written notice to the buyer on or before June 11, 2007. Pursuant to the terms of the agreement, closing is subject to certain agreed upon conditions. We anticipate closing to occur on June 14, 2007; however, there can be no assurance that we will be able to complete the disposition of the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to T REIT, Inc. and its subsidiary, T REIT, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2007 (liquidation basis) and December 31, 2006 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2007 and 2006 (liquidation basis).

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

Overview and Background

We were organized in December 1998 to acquire, manage, and invest in a diversified portfolio of real estate (or interests therein) comprised of office, industrial, retail and service properties. We completed our first property acquisition in September 2000. As of March 31, 2007, we owned interests in two unconsolidated properties.

We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2007, we believe we are in compliance with all relevant REIT requirements.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm.

Business Strategy and Plan of Liquidation

As set forth in our registration statement that we originally filed in 1999, we were formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. At that time, we intended that if we were not listed or quoted by February 22, 2010, we would submit for our shareholder’s vote a proposal to liquidate our company. As a result of (i) current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce our monthly distributions, in November 2004 our board of directors began to investigate whether a liquidation would provide our shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered. After reviewing the issues facing us, our board of directors concluded on December 2, 2004 that we should explore the possibility of a plan of liquidation. On December 29, 2004, a special committee of our independent directors, including Messrs. D. Fleet Wallace and W. Brand Inlow, was formed to analyze whether liquidation of all of our assets was in our shareholders’ best interests. On December 29, 2004, we also engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation, and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. On June 3, 2005, our board of directors approved a plan of liquidation, which was thereafter approved by our shareholders at our 2005 Annual Meeting of Shareholders held on July 27, 2005.

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our board of directors. As previously approved by the shareholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. On May 10, 2007, our board of directors approved the transfer and assignment of our assets to a liquidating trust, which we expect will be completed by July 27, 2007. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. We expect to continue to qualify as a REIT until such time as our assets are transferred and assigned to a liquidating trust.

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

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K/A, as filed with the SEC.

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP, and under the liquidation basis of accounting effective June 30, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K/A, as filed with the SEC.

Dispositions in 2007

We had no property dispositions during the three months ended March 31, 2007.

Dispositions in 2006

We pay property disposition fees to our Advisor or its affiliate in connection with our disposition of properties.

We had the following property dispositions during the three months ended March 31, 2006:

On January 23, 2006, the Reno Trademark property in Reno, Nevada, of which we owned a 40.0% interest, was sold to Skyline, LP, an unaffiliated third party for a total sales price of $10,625,000. Our cash proceeds were $2,310,000 after closing costs and other transaction expenses. Real estate sales commissions were paid to unaffiliated brokers in the amount of $378,000, or 3.6% of the total sales price, of which we paid $151,000, or 1.4% of the total sales price. The loan on the property of $4,449,000 was paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $56,000 as of December 31, 2005.

On January 24, 2006, the Oakey Building in Las Vegas, Nevada, of which we owned a 9.8% interest, was sold to Trans-Aero Land & Development Company, or Trans-Aero, for a total sales price of $22,250,000, of which $1,424,000 was held in escrow and paid to Trans-Aero as a rent guaranty. The property expects to receive approximately $23,000 back from this escrow deposit. Our cash proceeds were $1,134,000 after closing costs and other transaction expenses. Upon closing, disbursement payments to our Advisor for previously incurred fees owed by us to our Advisor in part were made as follows: (i) construction management fees in the amount of $169,000, or 0.8% of the total sales price, of which we paid $17,000; and (ii) loan refinancing fees of $96,000, or 0.4% of the total sales price, of which we paid $0. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which we paid $65,000. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers, of which we paid $65,000. The loan on the property of $8,757,000 was re-paid in full upon the sale of the property. Our net assets in liquidation were increased by approximately $810,000 as of December 31, 2005.

On January 31, 2006, the University Heights property in San Antonio, Texas, of which we owned a 100.0% interest, was sold to ARI University Heights LP, et al, or ARI, unaffiliated third parties, for a total sales price of $8,200,000. Our cash proceeds were $2,765,000 after closing costs and other transaction expenses. A property disposition fee of $246,000, or 3.0% of the total sales price, was paid by us to Realty. Sales commissions of $246,000, or 3.0% of the total sales price, were also paid by us to unaffiliated brokers. Upon closing, we also made a disbursement payment to our Advisor of $2,000 for certain previously incurred management fees rendered to us. The loan on the property of $4,214,000 was re-paid in full upon the sale of the property. Our net assets in liquidation changed by an immaterial amount as of December 31, 2005.

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

Scheduled Lease Expirations

As of March 31, 2007, our remaining unconsolidated properties were 93.7% leased to 15 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2007. Our leasing strategy for 2007 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our plan of liquidation.

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2007 and 2006

Net assets in liquidation increased $260,000, or $0.06 per share, during the three months ended March 31, 2007. The primary reason for the increase in our net assets was due to an increase in investments in unconsolidated real estate of $253,000, or $0.05 per share. The overall increase in the value of our investments in unconsolidated real estate during the three months ended March 31, 2007, includes an increase in the anticipated sales price of our Enclave Parkway property pursuant to an executed purchase and sale agreement and an increase in the expected liquidation value at our Congress Center property as a result of the principal payments made on the mortgage loan during the three months ended March 31, 2007.

Net assets in liquidation decreased $6,424,000, or $1.40 per share, for the three months ended March 31, 2006. The primary reasons for the decrease were the distributions to shareholders of approximately $12,000,000, or $2.61 per share, net of increases of $5,512,000, or $1.20 per share, in the fair market value of investments in real estate due to a signed purchase and sale agreement for AmberOaks.

The net assets in liquidation as of March 31, 2007 of $9,256,000 plus liquidating distributions to our shareholders through March 31, 2007 of $48,000,000 would result in liquidating distributions to our shareholders per share of approximately $12.43, of which $10.42 per share has been paid. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of March 31, 2007, our total assets and net assets in liquidation were $9,256,000, or $2.01 per share. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined at the discretion of our board of directors. As previously approved by the shareholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our shareholders’ approval of our plan of liquidation (that is, July 27, 2007), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets to a liquidating trust. On May 10, 2007, our board of directors approved the transfer and assignment of our assets to a liquidating trust, which we expect will be completed by July 27, 2007. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007.

Other Liquidity Needs

We are required to distribute at least 90.0% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective August 1, 2005, we terminated regular monthly distributions in accordance with our plan of liquidation. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our shareholders. We anticipate that we will meet our REIT requirements for 2007. Amounts accumulated for distribution to our shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our current intention to maintain our qualification as a REIT. Such investments may include, for example, certificates of deposit and interest-bearing bank deposits.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our shareholders for the three months ended March 31, 2007.

As of March 31, 2007, we estimate that we will have $822,000 of commitments and expenditures during the liquidation period comprised of $822,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

A material adverse change in the net inflows from unconsolidated operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

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

The stated range of shareholder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, among other reasons, the discovery of new environmental issues or loss of a tenant or tenants.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our shareholders to be primarily from the net proceeds from the sale of our two remaining unconsolidated properties and funds from operating activities.

Financing

As of March 31, 2007 and December 31, 2006, there were no consolidated mortgage loan payables outstanding.

We did not have any restricted cash balances as of March 31, 2007 because we do not own any consolidated properties.

We believe that our net inflows from unconsolidated operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next nine months from March 31, 2007.

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $119,576,000 and $119,979,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of this mortgage debt was $10,725,000 and $10,761,000 as of March 31, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the mortgage debt of our unconsolidated properties are as follows:

		As of March 31, 2007		As of December 31, 2006
	Ownership	Mortgage Debt	T REIT, Inc.’s	Mortgage Debt	T REIT, Inc.’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	10.3%	$96,994,000	$9,990,000	$97,308,000	$10,023,000
Enclave Parkway — LLC	3.3%	22,582,000	735,000	22,671,000	738,000

Total		$119,576,000	$10,725,000	$119,979,000	$10,761,000

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2007, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain unconsolidated properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, such unconsolidated properties are in compliance with all such covenants.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our shareholders of at least 90.0% of REIT taxable income. We will pay liquidating distributions from cash from capital transactions, including, without limitation, the sale of one or more of our unconsolidated properties.

Contractual Obligations

As of March 31, 2007, all consolidated debt has been repaid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation

On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

Subsequent Events

On April 13, 2007, W. Brand Inlow, our independent director, was appointed as our Chairman of the board of directors, as a result of Anthony W. Thompson’s resignation as a director and the Chairman of the board of directors on March 29, 2007.

On April 25, 2007, NNN Enclave Parkway LLC, our subsidiary, et al., entered into an agreement with an unaffiliated third party, to sell 1401 Enclave Parkway, located in Houston, Texas, for a total sales price of $46,500,000. We own a 3.3% interest in the property through our interest in NNN Enclave Parkway LLC. Our Advisor or its affiliate is expected to receive a disposition fee of $1,395,000, or 3.0% of the total sales price, of which we are expected to pay $46,000. In addition, a sales commission of $465,000, or 1.0% of the total sales price, is expected to be paid to an unaffiliated broker, of which we are expected to pay $15,000.

On April 25, 2007, NNN Enclave Parkway, LLC entered into a first amendment to the agreement to extend the closing date to June 14, 2007, with an option to extend the closing to June 28, 2007 by providing written notice to the buyer on or before June 11, 2007. Pursuant to the terms of the agreement, closing is subject to certain agreed upon conditions. We anticipate closing to occur on June 14, 2007; however, there can be no assurance that we will be able to complete the disposition of the property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of March 31, 2007, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief accounting officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us,” or “our” refers to T REIT, Inc. and its subsidiary, T REIT, L.P., except where the context otherwise requires.

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Advisor, advised us that it learned that the Securities Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities’ offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and us, our Advisor and Realty, or the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview has indicated that it intends to appeal the Court’s grant of our second amended motion for summary judgment. On June 16, 2006, Clearview filed a motion for new trial however, on September 8, 2006, we were notified that Clearview’s motion for new trial was overruled by operation of law. On August 8, 2006, Clearview filed its notice of appeal which was amended on August 14, 2006. The appeal is pending. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distribution to our shareholders. On April 27, 2007, the Court of Appeals abated the appeal and ordered the trial court to file findings of fact and conclusions of law no later than May 17, 2007. Once the trial court enters these findings, the appeal will be reinstated.

Other than the above, to our knowledge, there is no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 1A.  Risk Factors.

There were no other material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K/A, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T REIT, Inc.
(Registrant)

May 11, 2007	By:	/s/ JACK R. MAURER
Date		Jack R. Maurer
Chief Executive Officer and President
(principal executive officer)

May 11, 2007	By:	/s/ COURTNEY A. BROWER
Date		Courtney A. Brower
Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.		Description

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on July 27, 2005 and as currently in effect (included as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference).
3.1		Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).
3.2		Form of Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on November 22, 1999 (File No. 333-77229) and incorporated herein by reference).
3.3		Form of By-Laws of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).
3.4		Form of Amended By-Laws of the Company (included as Exhibit 3.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 17, 2001 (File No. 333-77229) and incorporated herein by reference).
10.1		Form of Agreement of Limited Partnership of T REIT, L.P. (included as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).
10.2		Dividend Reinvestment Program (included as Exhibit C to the Company’s Prospectus filed as part of the Company’s Registration Statement on Form S-11 on April 28, 1999 (File No. 333-77229) and incorporated herein by reference).
10.3		Independent Director Stock Option Plan (included as Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).
10.4		Employee and Officer Stock Option Plan (included as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed on February 3, 2000 (File No. 333-77229) and incorporated herein by reference).
10.5		Advisory Agreement between the Company and our Advisor (included as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference).
10.6		Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN Enclave Parkway, LLC and Parkway Properties Office Fund, L.P., dated April 25, 2007 (included as Exhibit 10.1 to form 8-K filed on April 27, 2007 and incorporated herein by reference).
10.7		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN Enclave Parkway, LLC and Parkway Properties Office Fund, L.P., dated April 25, 2007 (included as Exhibit 10.2 to form 8-K filed on April 27, 2007 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.