Form 10-K
period 2007-12-31
T REIT LIQUIDATING TRUST
filed 2008-03-14
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from July 20, 2007 to December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-49782*

T REIT Liquidating Trust
(Exact name of registrant as specified in its charter)

Virginia	26-0536128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200	92705
Santa Ana, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.* Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007.

As of March 14, 2008, there were 4,605,000 units of beneficial interest in T REIT Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

*	T REIT Liquidating Trust is the transferee of the assets and liabilities of T REIT, Inc., and files reports under the Commission file number for T REIT, Inc. T REIT, Inc. filed a Form 15 on July 20, 2007, indicating its notice of termination of registration and filing requirements.

T REIT LIQUIDATING TRUST

PART I

Item 1.	Business.

The use of the words “we,” us,” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.

Overview

We were organized on July 16, 2007, as a liquidating trust pursuant to a plan of liquidation of T REIT, Inc., or T REIT. On July 20, 2007, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us pursuant to the Liquidating Trust Agreement. Mr. Inlow previously served as an independent director of T REIT and the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of July 16, 2007, or the Record Date, automatically became the holder of one unit of beneficial interest, or unit, in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Our purpose is to wind up the affairs of T REIT by liquidating our remaining assets, distributing the proceeds from the liquidation of our remaining assets to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust.

T REIT was formed in December 1998 in the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. T REIT was organized to acquire, manage and invest in a diversified portfolio of real estate projects of office, industrial, retail and service properties. T REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of (i) then current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce monthly distributions, the T REIT board of directors determined that a liquidation would provide shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

Liquidation of T REIT, Inc.

On June 3, 2005, the board of directors of T REIT approved a plan of liquidation which was thereafter approved by the shareholders of T REIT at its 2005 Annual Meeting of Shareholders held on July 27, 2005. The T REIT plan of liquidation, or the plan of liquidation, contemplated the orderly sale of all of T REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of T REIT. The board of director’s decision to adopt the plan of liquidation followed a lengthy process in which the board of directors and management reviewed a number of strategic alternatives with the goal of maximizing shareholder value. T REIT engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with T REIT’s plan of liquidation, including rendering an opinion as to whether T REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. In June 2005, Stanger opined that T REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable from a financial point of view. The plan of liquidation gave T REIT’s board of directors the power to sell any and all of its assets without further approval by its shareholders and provided that liquidating distributions be made to its shareholders as determined by T REIT’s board of directors. The plan of liquidation also provided for the transfer of T REIT’s remaining assets and liabilities to a liquidating trust if T REIT was unable to sell its assets and pay its liabilities within 24 months of its shareholders’ approval of the plan of liquidation (which was July 27, 2007). On May 10, 2007, T REIT’s board of directors approved the transfer and assignment of T REIT’s assets to a liquidating trust.

On July 16, 2007, T REIT and our Trustee entered into the Liquidating Trust Agreement in connection with our formation. On July 20, 2007, T REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of T REIT were closed as of the close of business on the Record Date and each share of T REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the Securities and Exchange Commission, or the SEC, to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee will issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, which we refer to as “the Congress Center property” or our “unconsolidated property,” and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in T REIT Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center LLC holds a 28.9% interest in the Congress Center property. We refer to our indirect interest in the Congress Center property as our “unconsolidated property interest”. For more information on the Congress Center property, see Item 2. Properties. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our unconsolidated property interest is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.”

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. Our existence may, however, be extended beyond the three-year term if our Trustee determines that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustee has requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining asset by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

Our Advisor

Grubb & Ellis Realty Investors, LLC, (formerly known as Triple Net Properties, LLC), or our advisor, manages our day-to-day business affairs and assets and carries out the directives of our Trustee pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of the Congress Center property.

Current Investment Objectives and Policies

In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our remaining asset, while maintaining current value and income from this investment. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our one remaining asset. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital of our beneficiaries will not decrease.

In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining asset at the highest possible price in order to maximize the return to our beneficiaries; and (ii) the ability of buyers to finance the acquisition of our remaining asset. Until we successfully sell our remaining asset, our primary operating strategy is to enhance the performance and value of the Congress Center property through strategies designed to address the needs of current and prospective tenants. These strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing our property when favorable financing terms are available to increase the cash flow.

Tax Treatment

We will issue an annual information statement to our beneficiaries with tax information for their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

Our Trustee is expected to issue annual reports to our beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports will also describe changes in our assets during the reporting period and the actions taken by our Trustee during the period. Our Trustee will file with the SEC (i) an annual report on Form 10-K and (ii) a current report on Form 8-K upon the occurrence of a material event relating to us.

Meetings of Beneficiaries; Removal of Trustee

Generally, there will be no meetings of our beneficiaries. However, our Trustee may at any time call a meeting of our beneficiaries to be held at such time and at such place as our Trustee shall determine. In addition, holders of at least 25% of the units held by all beneficiaries may require our Trustee to call a meeting of our beneficiaries. Our Trustee may be removed at any time, with cause, by beneficiaries having aggregate units of at least a majority of the total units held by all beneficiaries. Our Trustee may be removed at any time, without cause, by beneficiaries having aggregate units of at least two-thirds of the total units held by all beneficiaries.

Distributions

During the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries. We estimate that we will make future aggregate cash distributions of approximately $6,007,000, or $1.30 per unit, based upon estimated net proceeds from the sale of our remaining asset, the estimated timing of such sale, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.

As of March 14, 2008, we estimate that the aggregate net proceeds from the liquidation of T REIT will be approximately $56,607,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $12.29 per unit in aggregate liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us).

Competition

As we complete the plan of liquidation, we will be in competition with other sellers of similar properties or interests in properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining asset, we will compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends. The Congress Center property may face competition in Chicago and the surrounding area from such other properties owned, operated or managed by our advisor or our advisor’s affiliates. Our advisor or its affiliates have interests that may vary from ours in this geographic market.

Government Regulations

Our unconsolidated property is subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Additionally, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our unconsolidated property has not been audited, nor have investigations of our unconsolidated property been conducted to determine compliance. We may incur additional costs in connection with the ADA or other federal, state and local laws which may require us to make modifications to our unconsolidated property. We cannot predict the cost of compliance with the ADA or other legislation.

Environmental

As an owner of an interest in real estate, we are subject to various environmental laws of federal, state and local governments. Such environmental laws and regulations may hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our unconsolidated property. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and we do not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Property Sales

During the period from July 20, 2007 through December 31, 2007, we did not sell any assets.

Employees

We have no employees. Substantially all of our work is performed by employees of our advisor and its affiliates.

Financial Information About Industry Segments

We internally evaluate our unconsolidated property and interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated With Our Liquidation

We may delay or reduce our estimated liquidating distributions.

As of March 14, 2008, we estimate that our net proceeds from liquidation will be approximately $56,607,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $12.29 per unit in liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.

We may be unable to sell our jointly held unconsolidated property or our unconsolidated property interest at our expected value.

In order to realize a return on our investment, we presently intend to sell our unconsolidated property interest. However, we may not be able to find a purchaser for such interest due to market conditions or we may be unable to receive our expected value for our unconsolidated property interest because we hold only a minority interest in the underlying property. As a result, we may be forced to attempt to sell our unconsolidated property. Because of the nature of joint ownership of our unconsolidated property, we may need to agree with our co-owners on the terms of the sale of our unconsolidated property before such sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of our unconsolidated property may delay or reduce our liquidating distributions therefrom.

Our co-ownership arrangements with affiliated entities may not reflect solely our beneficiaries’ best interests and may subject these investments to increased risks.

We acquired our interests in the Congress Center property through co-ownership arrangements with one or more affiliates of our advisor. Each co-owner is required to approve all sales, refinancing, leases and lease amendments. This acquisition was financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. In addition, investing in a property through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time has economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancing, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our beneficiaries; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interests subjecting the unconsolidated property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our beneficiaries. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our beneficiaries.

If we are unable to find buyers for our remaining asset at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of March 14, 2008, our interest in our remaining asset was not subject to a binding sale agreement providing for the sale of our entire interest in the unconsolidated property. In calculating the estimated fair value of our remaining asset, we assumed that we will be able to find a buyer for our remaining asset at an amount based on our best estimate of market value for our unconsolidated property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of our remaining asset. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our beneficiaries would be delayed or reduced. Furthermore, the projected liquidating distributions are based upon our best estimate of the value of our remaining asset based upon the market value for our unconsolidated property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from our remaining asset may also be affected by the terms of prepayment or assumption costs associated with debt encumbering our unconsolidated property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our remaining asset.

If any party to our future sale agreement with respect to our remaining asset defaults thereunder, or if the sale does not otherwise close, our liquidating distributions may be delayed or reduced.

The consummation of future potential sales transactions are subject to the satisfaction of applicable closing conditions. If the transaction contemplated by this future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for our remaining asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for our remaining asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our beneficiaries would be delayed or reduced.

Decreases in property value may reduce the amount that we receive upon the sale of our remaining asset.

The underlying value of our interest in our unconsolidated property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and renewals of leases by our tenants;

•	competition; and

•	changes in real estate tax rates and other operating expenses.

Any reduction in the value of our unconsolidated property would make it more difficult for us to sell our remaining asset for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our remaining asset could decrease or delay the payment of liquidating distributions to our beneficiaries.

If our advisor or its affiliate is unable to maintain the occupancy rates of currently leased space or lease currently available space, if tenants default under their leases or other obligations during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating our estimated liquidating distributions, we assumed that the occupancy rates of currently-leased space at our unconsolidated property would be maintained, that our advisor would be able to rent certain currently available space at market rents and that our unconsolidated property would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the sales value of our remaining asset, which would reduce our liquidating distributions. To the extent that we receive less income from our unconsolidated property than we expect during the liquidation process, our liquidating distributions will be reduced. Our advisor or its affiliate may also decide in the event of a tenant default to restructure the lease, which could substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our beneficiaries.

If we are not able to sell our remaining asset in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and, ultimately, may become subject to bankruptcy proceedings.

In the event we are not able to sell our remaining asset within a reasonable period of time and for a reasonable price, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner we could ultimately become subject to bankruptcy proceedings.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and valid claims of our creditors. Our Trustee may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustee may also decide to establish a reserve fund to pay these contingent claims. The amount of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries, may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed or reduced.

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time, than our beneficiaries would receive through other alternatives reasonably available to us.

Once our remaining asset is sold, our beneficiaries will no longer participate in any future earnings or growth of our remaining asset or benefit from any increases in the value of our remaining asset. While

T REIT’s board of directors and special committee each believed that a liquidation would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our Trustee.

In accordance with the plan of liquidation, regular monthly distributions to T REIT shareholders were terminated effective August 1, 2005. Future liquidating distributions to our beneficiaries will be made from net proceeds received by us from our unconsolidated property interest and the ultimate sale of our remaining asset, and will be determined at the sole discretion of our Trustee. Liquidating distribution amounts will generally depend on net proceeds received from the sale of our one remaining asset, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, and other factors our Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.

Our Trustee may amend the plan of liquidation without further beneficiary approval.

Our Trustee may amend the plan of liquidation without further approval from our beneficiaries, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than previously disclosed to beneficiaries.

We have the authority to sell our remaining asset under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

We have the authority to sell our remaining asset on such terms and to such parties as we determine, in our Trustee’s sole discretion. Our beneficiaries will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our beneficiaries must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hindsight.

The plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustee.

Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 14, 2008, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our advisor has conflicts of interest that differ from our beneficiaries’ interests as a result of the liquidation.

Our advisor has interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustee is aware of these actual and potential conflicts of interest, some of which are summarized below.

•	Our advisor or its affiliates receive compensation under an Advisory Agreement, including fees for disposing of our remaining asset. Our advisor has engaged Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor, to provide various services to us in connection with our remaining asset, including disposing of our remaining asset. In accordance with the plan of liquidation, our advisor or Realty will be paid to liquidate our remaining asset pursuant to the Advisory Agreement. If we sell the unconsolidated property, such fee will be the lesser of: (i) 3.0% of the contracted sales price of the Congress Center property; or (ii) 50.0% of the competitive, market-based real estate commission. Additionally, the property disposition fee paid to our advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the property: (i) 6.0% of the contracted sales price, or (ii) the competitive, market based real estate commission. Based on our estimated sales price as of December 31, 2007, we estimate that pursuant to the Advisory Agreement we will pay a fee to our advisor or Realty of approximately $226,000 for disposing of our unconsolidated property during liquidation. Our advisor or Realty also have agreements with certain affiliated co-owners of our property, pursuant to which our advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the Congress Center property. Based on our estimated sales price as of December 31, 2007, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,982,000, which includes the fees to be received by our advisor or Realty under the Advisory Agreement. Moreover, if we sell our unconsolidated property to one of our affiliates or an affiliate of our advisor, our advisor or Realty may receive additional fees from the purchaser of the property.

•	Our Trustee owns 552 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2007, plus liquidating distributions through December 31, 2007, will be entitled to receive approximately $7,000 in distributions. These estimates per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change favorably or unfavorably based on the timing of any sale, the performance of the asset and as a result changes in the underlying assumptions of the projected cash flows.

•	Pursuant to the plan of liquidation, our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to T REIT’s transfer of assets and liabilities to us on July 20, 2007, $245,000 in retention and incentive bonuses was paid by T REIT. We did not pay any retention or incentive bonuses for the period from July 20, 2007 through December 31, 2007.

•	The plan of liquidation provides that we may sell our remaining asset to one of our affiliates or an affiliate of our advisor, but only if the transaction is approved by our Trustee. If we enter such a transaction, we expect that our Trustee will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

We do not have an executed advisory agreement, and we could lose the services of our advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.

The Advisory Agreement between our advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our advisor continued to advise T REIT, and, following the transfer of assets and liabilities to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the expired Advisory Agreement, our advisor currently manages our day-to-day business affairs and assets and carries out the directives of our Trustee. If we are unable to continue to retain the services of our advisor on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our advisor may be able to do so, because of the loss of our advisor’s experience and familiarity with our assets and business.

If our advisor is unable to retain key executives and employees sufficient to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

Our ability to locate qualified buyers for our remaining asset and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our advisor’s officers and employees, their familiarity with our remaining asset and our unconsolidated property and any counter-parties to any future sale agreements and the market for our unconsolidated property, as well as their ability to efficiently manage our advisor and the professionals in the sales process. We face the risk that these individuals might resign. Our advisor’s inability to retain these individuals could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at an expected price. Our advisor’s officers and employees may seek other employment rather than remain with our advisor throughout the process of liquidation. If our advisor is unable to retain appropriate qualified key executives and employees to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

Our beneficiaries may not receive any profits resulting from the sale of our remaining asset, or receive such profits in a timely manner, because we may provide financing to the purchaser of our remaining asset.

In accordance with the plan of liquidation, our beneficiaries may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our remaining asset either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on our remaining asset as partial payment therefore. We do not have any limitations or restrictions on our right to take such purchase money note obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our beneficiaries may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.

Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to beneficiaries under the plan of liquidation.

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.

In calculating our estimated fair value of our remaining asset and, therefore, our estimated per unit distribution amount, we have assumed that any purchaser of our remaining asset will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of our remaining asset pursuant to the plan of liquidation will trigger substantial penalties unless the purchaser assumes (and/or is allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of our remaining asset, which could negatively affect the amount of cash available for distribution to our beneficiaries under the plan of liquidation.

Other Risks of Our Business

We are currently involved in litigation, which could reduce the amount of our liquidation distributions.

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which amended motion was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. We are unable to opine as to the probability of the outcome or the amount or range of any potential recovery.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our beneficiaries’ investments and our beneficiaries may lose some or all of their investments.

By owning units of beneficial interest, our beneficiaries are subject to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our beneficiaries’ investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our unconsolidated property decreases in value, the value of our beneficiaries’ investment will likewise decrease and our beneficiaries could lose some or all of their investment.

If our unconsolidated property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, our liquidating distributions to our beneficiaries may be reduced and/or delayed.

If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.

Our unconsolidated property faces significant competition.

We face significant competition from other owners, operators and developers of office properties. Our unconsolidated property faces competition from similar properties owned by others in the same markets. Such competition may affect our advisor’s ability to attract and retain tenants and may reduce the rents our advisor is able to charge. These competing properties may have vacancy rates higher than the unconsolidated property, which may cause their owners to rent space at lower rental rates than those charged by our advisor or to provide greater tenant improvement allowances or other leasing concessions than provided to tenants at our unconsolidated property. As a result, our advisor may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or our advisor may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our beneficiaries. If we attempt to dispose of our unconsolidated property with the other joint owners, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to dispose of the property due to the lack of an acceptable return.

We depend upon tenants of our unconsolidated property to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our beneficiaries.

Our investment in our unconsolidated property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our unconsolidated property and the ability to make distributions to our beneficiaries depend upon the ability of the tenants at our unconsolidated property to generate enough income in excess of applicable operating expenses to make their lease payments. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our unconsolidated property is located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available for sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;

•	our unconsolidated property’s ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its lease obligations, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our advisor’s ability to successfully find a substitute tenant, have an adverse effect on our revenues and cash available for distribution to our beneficiaries.

Due to our ownership of only an unconsolidated property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at the Congress Center property, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of March 14, 2008, rent paid by the tenants at the Congress Center property represented 100.0% of our annualized revenues. Five of the tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property in 2007. The revenues generated by our unconsolidated property is substantially dependent on the financial condition of these tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, the failure to replace this tenant may reduce or delay liquidating distributions to our beneficiaries.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell an underperforming property or recover our investment in a property.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining asset by September 30, 2008; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining asset, we may not recoup the estimated fair value we have recorded as of December 31,

2007 by September 30, 2008. We cannot provide assurance that we will be able to dispose of our remaining asset by September 30, 2008 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in our unconsolidated property.

Our portfolio lacks geographic diversity due to its limited size and the fact that we have only one remaining asset (with an underlying interest in one real property) as of December 31, 2007. This geographic concentration of our remaining asset exposes us to economic downturns in this region. A regional recession in Illinois could adversely affect the Congress Center property’s ability to generate or increase operating revenues, attract new tenants or dispose of our unconsolidated property. In addition, our unconsolidated property may face competition in these geographic regions from other properties owned, operated or managed by our advisor or its affiliates or third parties. Our advisor or its affiliates have interests that may vary from ours in such geographic markets.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We and our advisor endeavor to maintain comprehensive insurance on our unconsolidated property, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the unconsolidated property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to our unconsolidated property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our unconsolidated property, we could lose both our invested capital and anticipated profits from such unconsolidated property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.

Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interest are not transferable except by operation of law or upon the death of a beneficiary.

We may not have sufficient cash flow to cover our required debt service payments which could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our disposition activities.

As of December 31, 2007, we had approximately $96,101,000 of debt outstanding related to our unconsolidated property. Based upon our interest in our unconsolidated property, our aggregate debt approximates $9,828,000 (on a liquidation basis) as of December 31, 2007. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

In addition, if we cannot meet our required mortgage payment obligations, the property subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of our unconsolidated property would be treated as a sale of the unconsolidated property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the unconsolidated property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.

The mortgage on our unconsolidated property contains customary restrictive covenants, including provisions that may limit the our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, including, without limitation, seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell the property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our unconsolidated property through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions.

The conflicts of interest of our advisor’s executives with us mean we may not be managed by our advisor solely in the best interests of our beneficiaries.

Our advisor’s executives have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.

Our advisor also advises G REIT Liquidating Trust, is the managing member of the advisors of both Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc., and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC as well as other private tenant-in-common programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our advisor also serve as officers and directors of NNN 2003 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. Our advisor is a wholly owned indirect subsidiary of Grubb & Ellis and executive officers of our advisor collectively own approximately 4.1% of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our advisor devotes to us, because it will be providing similar services to G REIT Liquidating Trust, NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our advisor and its affiliates and seeking to dispose of properties at or about the same time as us.

If our advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our beneficiaries.

The pending SEC investigation of our advisor could result in lawsuits and other legal actions against us which could negatively impact our ability to pay distributions to our beneficiaries.

On September 16, 2004, our advisor advised T REIT that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by T REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standard, SFAS, No. 5, Accounting for Contingencies.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2007, we had no consolidated properties, however, we owned an interest in our unconsolidated property, the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company that owns a tenant-in-common interest in the property. The Congress Center property has an aggregate gross leasable area, or GLA, of approximately 519,000 square feet. Prior to the adoption of the plan of liquidation, investments in unconsolidated real estate were accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value.

With respect to the Congress Center property, (i) we believe the property is adequately covered by insurance; (ii) we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and (iii) the property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants. We are subject to a concentration of regional economic exposure as our interest in the Congress Center property is our remaining asset. Regional economic downturns in Illinois could adversely impact our operations.

The following table presents certain additional information about the Congress Center property as of December 31, 2007:

							Annual
							Rent
	Property	GLA	%	Date	Annual	% Physical	per Leased
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Sq Ft(3)

Unconsolidated Properties:
Congress Center — LLC	Chicago, IL	519,000	10.3	01/09/03	$13,289,000	91.8%	$27.86

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	Physical occupancy as of December 31, 2007.

(3)	Average effective annual rent per leased square foot as of December 31, 2007.

Significant Tenants

Five of the tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2007, as follows:

		Percentage of		Lease
	2007 Annual	2007 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,408,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins.	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,028,000	15.3%	90,000	Dec. 2013
US Treasury	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation	$1,513,000	11.4%	67,000	Jan. 2008	(2)

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of its intent to exercise its option to terminate its lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

Ownership of Congress Center

The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2007:

Indebtedness

Our proportionate share of the secured mortgage loan outstanding on the Congress Center property is approximately $9,828,000 as of December 31, 2007. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7 — “Commitments and Contingencies”, to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

Clearview Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which amended motion was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. We are unable to opine as to the probability of the outcome or the amount or range of any potential recovery.

Prior Performance Tables

In connection with T REIT’s initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, T REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. T REIT later determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented according to accounting principles generally accepted in the United States of America, or GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Certain of our affiliates are engaged in various legal actions, including securities litigation, that are discussed more fully below.

SEC Investigation

On September 16, 2004, our advisor advised T REIT that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by T REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our advisor. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Other than the above, to our knowledge, there is no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our beneficiaries during the period from July 20, 2007 through December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interest in T REIT Liquidating Trust. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

Beneficiaries

As of March 14, 2008, we had 1,992 beneficiaries.

Distributions

During the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries.

Equity Compensation Plan Information

In accordance with the plan of liquidation, all outstanding options under T REIT’s equity compensation plans were forfeited and the plans were terminated. We do not have an equity compensation plan in place.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from July 20, 2007 through December 31, 2007 are not comparable to any prior period because we began operations as of July 20, 2007.

As of
December 31,
Selected Financial Data(1)	2007

STATEMENT OF NET ASSETS:
Total assets	$6,007,000
Mortgage loans payable secured by property held for sale	—
Net assets in liquidation(1)	$6,007,000
Net asset value per unit(1)	$1.30

Period from
July 20,
2007
through
December 31,
2007

STATEMENT OF CHANGES IN NET ASSETS:
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	$6,861,000

Change in estimated receipts in excess of estimated costs during liquidation	(134,000)
Net decrease in fair value	(720,000)

Change in net assets in liquidation	(854,000)

Net assets in liquidation at December 31, 2007	$6,007,000

(1)	The net assets in liquidation as of December 31, 2007 of $6,007,000 plus the cumulative liquidating distributions through December 31, 2007 of approximately $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions per unit of approximately $12.29 as of December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas and changes in accounting principles generally accepted in the United States of America, or GAAP; predictions of the amount of liquidating distributions to be received by our beneficiaries; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire our properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with our advisor; litigation, including, without limitation, the investigation of our advisor by the SEC; and the implementation and completion of the plan of liquidation.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and, unless otherwise required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were organized on July 16, 2007, as a liquidating trust pursuant to a plan of liquidation of T REIT, or the plan of liquidation. Pursuant to the Liquidating Trust Agreement, dated as of July 16, 2007, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us to hold. Mr. Inlow previously served as an independent director of T REIT and the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of the July 16, 2007 Record Date automatically became the holder of one unit of beneficial interests in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Our purpose is to wind up the affairs of T REIT by liquidating our remaining assets, distributing the proceeds from the liquidation of our remaining assets to our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust.

Our existence will terminate upon the earliest of (i) the distribution of all of its assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. Our existence may, however, be extended beyond the three-year term if our Trustee then determines that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustee has requested and received certain no-action assurances from the SEC.

Upon the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, which we refer to as the “Congress Center property,” or our “unconsolidated property,” and assumed approximately $9,828,000 of indebtedness, representing the proportionate shares of the secured mortgage loan outstanding on the Congress Center property. We refer to the sale of our unconsolidated property interest or the sale of the Congress Center property as the sale or disposition of “our remaining asset.” Although we can provide no assurances, we currently expect to sell our remaining asset by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held through tenant-in-common interests were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales date of our remaining asset. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining asset available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our unconsolidated property in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of our remaining asset, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from July 20, 2007 through December 31, 2007 is as follows:

	As of July 20,	Cash Payments	Change in	As of December 31,
	2007	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,202,000	$(125,000)	$(76,000)	$1,001,000
Liabilities:
Liquidation costs	(371,000)	318,000	(251,000)	(304,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$831,000	$193,000	$(327,000)	$697,000

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2007 of $6,007,000 plus cumulative liquidating distributions through December 31, 2007 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $12.29 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by our unconsolidated property depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of our remaining asset. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of December 31, 2007, our unconsolidated property was 91.8% leased to 12 tenants. None of the leases for the existing GLA expire during 2008. Our leasing strategy through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete the plan of liquidation by December 31, 2008, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.

Transfer to T REIT Liquidating Trust

Pursuant to the plan of liquidation, on July 20, 2007, T REIT transferred the following remaining assets and liabilities to us:

Investments in unconsolidated real estate	$5,264,000
Cash and cash equivalents	763,000
Accounts receivable, net	3,000
Asset for estimated receipts in excess of estimated costs during liquidation	831,000

Net assets in liquidation	$6,861,000

Changes in Net Assets in Liquidation

For the period from July 20, 2007 through December 31, 2007

Net assets in liquidation decreased $854,000, or $0.19 per unit, during the period from July 20, 2007 through December 31, 2007. The primary reasons for the decrease in our net assets include a decrease in the value of our unconsolidated property of $527,000, or $0.11 per unit, as a result of a decrease in the anticipated sales price along with a decrease in the asset for estimated receipts in excess of estimated costs of $134,000, or $0.03 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our remaining asset.

The net assets in liquidation as of December 31, 2007 of $6,007,000 plus cumulative liquidating distributions through December 31, 2007 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $12.29 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of December 31, 2007, our total assets and net assets in liquidation were $6,007,000, or $1.30 per unit. Our ability to meet our obligations is contingent upon the disposition of our remaining asset in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining asset pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining asset or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining asset will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

The plan of liquidation gives our Trustee the power to sell our remaining asset without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell all of our assets by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not make any cash distributions to our beneficiaries during the period from July 20, 2007 through December 31, 2007. On July 9, 2007, prior to the transfer of T REIT’s assets and liabilities to us, T REIT made cash distributions to its shareholders of approximately $2,600,000, or $0.56 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.

As of December 31, 2007, we estimate that we will have $304,000 of commitments and expenditures during the liquidation period comprised of $304,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining asset may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

Liquidating distributions will be determined in our Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Trustee may deem relevant. The stated range of beneficiary distributions disclosed in the plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of our remaining asset might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants.

Subject to our Trustee’s actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our remaining asset, and additional unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity or retire such debt through the disposition of our remaining asset.

If we experience lower occupancy levels and reduced rental rates at our unconsolidated property increased capital expenditures and leasing costs at our unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation and could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

General

We derive substantially all of our revenues from tenants under leases at our unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments to us.

The primary uses of cash are to fund distributions to our beneficiaries and for debt service. We may also regularly require capital to invest in our unconsolidated property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

In accordance with the plan of liquidation, we anticipate our source for the payment of liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our remaining asset and funds from operating activities.

Financing

As of December 31, 2007, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of December 31, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2007.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,101,000 and our share of unconsolidated debt was $9,828,000 as of December 31, 2007.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, the failure to replace this tenant may reduce or delay liquidating distributions to our beneficiaries.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, our unconsolidated property. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

As of December 31, 2007, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2007, all consolidated contractual obligations have been repaid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation

On September 16, 2004, our advisor advised T REIT that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by T REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our advisor. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Inflation

Until we complete the plan of liquidation, we will be exposed to inflation risk as income from long-term leases at our unconsolidated property is expected to be the primary source of cash flows from operations. The majority of our tenant leases provide protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Subsequent Events

Unconsolidated Debt Due to Related Parties

On February 1, 2008, the Congress Center property, of which we own 10.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2007, all consolidated debt has been repaid in full. As of December 31, 2007, a 1.00% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding consolidated debt as of that date. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.

See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

Item 9A(T)	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Trustee, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our Trustee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Trustee concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.  Our Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Trustee and with the participation of our Trustee and advisor, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our Trustee’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our Trustee’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of March 14, 2008, we have no directors or executive officers. We are administered by our Trustee, W. Brand Inlow.

W. Brand Inlow (age 54) previously served as an independent director of T REIT, Inc. from May 2002 to July 2007. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for the acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and a director and audit committee member of Grubb & Ellis Apartment REIT, Inc.

Our Advisor’s Executive Officers

The following table and biographical descriptions set forth information with respect to our advisor’s executive officers, as of March 14, 2008.

Name	Age	Position	Term of Office

Scott D. Peters	50	Chief Executive Officer	Since 2006
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	58	General Counsel and	Since 2003
		Executive Vice President	Since 2007
Jeffrey T. Hanson	37	President and Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	56	Executive Vice President	Since 2003
Talle A. Voorhies	60	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

Scott D. Peters has served as the Chief Executive Officer of our advisor since November 2006, having served as our advisor’s Executive Vice President and Chief Financial Officer, from September 2004 to October 2006. He has also served as Chief Executive Officer, President and a director of NNN Realty Advisors, since its formation in September 2006 and as its Chairman of the Board since December 2007. Mr. Peters has also served as the Chief Executive Officer, President and a director of Grubb & Ellis Company since December 2007. From December 2005 to January 2008, Mr. Peters served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006 and as a director and Executive Vice President of Grubb & Ellis Apartment REIT, Inc. since April 2007 and January 2006, respectively. Mr. Peters has also served as Grubb & Ellis Healthcare REIT, Inc.’s Chief Executive Officer since April 2006, President since June 2007 and Chairman of the Board since 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Francene LaPoint has served as the Chief Financial Officer of our advisor since November 2006 having served as its Executive Vice President and Controller since July 2004. She has also served as the Chief Financial Officer of NNN Realty Advisors since September 2006 and as a director since December 2007.

Ms. LaPoint has also served as the Executive Vice President, Accounting and Finance, of Grubb & Ellis Company since December 2007. She has also served as the Chief Financial Officer of NNN Realty Advisors since September 2006 and as a director since December 2007. Ms. LaPoint has also served as Chief Financial Officer of Realty since March 2007. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. Ms. LaPoint obtained her license to be a Certified Public Accountant while working for PricewaterhouseCoopers from January 1996 to June 1999. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Andrea R. Biller, has served as the Executive Vice President of our advisor since January 2007 and its General Counsel since March 2003. Ms. Biller has also served as the General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation in September 2006 and as a director since December 2007. She has also served as the General Counsel, Executive Vice President and Secretary of Grubb & Ellis Company since December 2007. Ms. Biller has also served as Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. from June 2004 to January 2008 and December 2005 to January 2008, respectively, the Secretary of T REIT, Inc. from May 2004 to July 2007 and the Secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T. Hanson has served as the President and Chief Investment Officer of our advisor since December 2007 and January 2007, respectively. He has also served as the Chief Investment Officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the President and Chief Executive Officer of Realty since July 2006 and as its Chairman of the Board of Directors since April 2007. Mr. Hanson has also served as the Executive Vice President, Investment Programs, of Grubb & Ellis since December 2007. He has also served as the Chief Investment Officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. During this period with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Richard T. Hutton, Jr., has served as an Executive Vice President of our advisor since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and Vice President Property Management for our advisor, where he oversaw the management of the real estate portfolios and property management staff of our advisor and its affiliates. Mr. Hutton has also served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as Controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim Chief Financial Officer of G REIT, Inc. and our advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Talle A. Voorhies has served as an Executive Vice President and Secretary of our advisor since 1998. She also served as our advisor’s Executive Vice President from April 1998 to December 2001, when she became

Chief Operating Officer. Ms. Voorhies served as Executive Vice President from April 1998 through February 2005 and Financial Principal from April 1998 through November 2004 of Grubb & Ellis Securities, Inc. Ms. Voorhies is Director of our advisor’s investor services department. She holds Series 22, 7, 24 and 27 licenses as a member of The Financial Industry Regulatory Authority (FINRA). Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001 to January 2008. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily includes the sale of the remaining asset and the payment of outstanding obligations, our Trustee believes that the services of an audit committee financial expert are not warranted.

Fiduciary Relationship of our Advisor to Us

Our advisor is deemed to be in a fiduciary relationship with us pursuant to the Advisory Agreement and under applicable law. Our advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.

Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.

Our advisor may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our advisor. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our beneficiaries. Investors who have questions concerning the fiduciary duties of our advisor should consult with their own legal counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have not adopted a code of ethics nor do we currently intend to due to the fact that we have no employees and our Trustee manages our business and affairs. Nonetheless, our Trustee intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.	Executive Compensation.

Trustee

Pursuant to the Liquidating Trust Agreement, Mr. Inlow receives $250 per month for services rendered as our Trustee. For services rendered for the period from July 20, 2007 through December 31, 2007, Mr. W. Brand Inlow was paid approximately $1,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Principal Beneficiaries

There is no public market for our units of beneficial interest. On July 16, 2007, T REIT formally closed its stock transfer books. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

The following table sets forth the beneficial ownership of units as of March 14, 2008, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 14, 2008; and (ii) our Trustee. All such information was provided by the person listed. All percentages have been calculated as of and are based upon 4,605,000 units outstanding at the close of business on such date.

The person in the table below has indicated that it has sole voting and investment power over the units listed.

	Number of
	Units of
	Beneficial
	Interest	Percent of
Name and Address of Beneficial Owner	Owned	Class

W. Brand Inlow, Trustee(1)	552	*

*	Represents less than 1.0% of our outstanding units of beneficial interest.

(1)	Mr. Inlow’s address is c/o T REIT Liquidating Trust, 1551 N. Tustin Avenue, Suite 200, Santa Ana CA 92705

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustee. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Prior to our formation, our advisor held 22,100 shares of common stock of T REIT, which were converted into 22,100 units. Our advisor intends to retain such units while serving as our advisor.

Advisory Agreement

The Advisory Agreement between our advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our remaining asset and renders other services deemed appropriate by our Trustee. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our advisor $57,000, for services provided to us for the period from July 20, 2007 through December 31, 2007.

Our advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $39,000, of which we paid our advisor $20,000 in asset management fees for the period from July 20, 2007 through December 31, 2007.

Property Management Fees

We pay our advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the period from July 20, 2007 through December 31, 2007, we did not incur property management fees to advisor or its affiliate.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our advisor or its affiliate any real estate acquisition or disposition fees for the period from July 20, 2007 through December 31, 2007.

Incentive Distributions

Our advisor owned 100 non-voting incentive performance units in T REIT, L.P. (T REIT’s operating partnership) and would have been entitled to incentive distributions of operating cash flow, as defined in the T REIT Limited Partnership Agreement, after our beneficiaries have received an 8.0% annual return on their invested capital. Pursuant to the approval of the plan of liquidation by our beneficiaries, our advisor permanently waived any distributions that our advisor is or may be entitled to receive in connection with its incentive performance units.

Incentive Bonuses and Milestone Payments

Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We did not pay any retention or incentive bonuses for the period from July 20, 2007 through December 31, 2007.

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any related person, including our advisor and its affiliates, are reviewed and approved by our Trustee. Additionally, the plan of liquidation provides that we may sell our remaining asset to one of our affiliates or an affiliate of our advisor. If we enter such a transaction, we expect that our Trustee will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

Item 14.	Principal Accounting Fees and Services.

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of December 31, 2007

As of
December 31, 2007

ASSETS
Real estate investments:
Investment in unconsolidated real estate	$4,738,000
Cash and cash equivalents	569,000
Accounts receivable, net	3,000
Asset for estimated receipts in excess of estimated costs during liquidation	697,000

Total assets	6,007,000

LIABILITIES
Total liabilities	—

Commitments and contingencies (Note 7)
Net assets in liquidation	$6,007,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Period from July 20, 2007 through December 31, 2007

Period from
July 20, 2007
through
December 31, 2007

Net assets contributed to T REIT Liquidating Trust on July 20, 2007	$6,861,000

Change in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(6,000)
Distributions received from unconsolidated property	(119,000)
Payments of liquidation costs and other amounts	318,000
Change in estimated receipts in excess of estimated costs during liquidation	(327,000)

Changes to asset for estimated receipts in excess of estimated costs during liquidation	(134,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(527,000)
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(193,000)

Net decrease in fair value	(720,000)

Change in net assets in liquidation	(854,000)

Net assets in liquidation as of December 31, 2007	$6,007,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007

1.	Purpose of T REIT Liquidating Trust

The use of the words “we,” us,” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.

On June 3, 2005, the board of directors of T REIT, Inc., or T REIT, approved a plan of liquidation which was thereafter approved by shareholders of T REIT at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The T REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of T REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of T REIT. The board of director’s decision to adopt the plan of liquidation followed a lengthy process in which the board of directors and management reviewed different strategic alternatives with the goal of maximizing shareholder value. T REIT engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with T REIT’s plan of liquidation, including rendering opinion as to whether the net real estate liquidation value range estimate and T REIT’s estimated per share distribution range were reasonable. In June 2005, Stanger opined that T REIT’s net real estate liquidation value range estimate and T REIT’s estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by T REIT or reflected in Stanger’s opinion.

The plan of liquidation gave T REIT’s board of directors the power to sell any and all of its assets without further approval by its shareholders and provided that liquidating distributions be made to its shareholders as determined by T REIT’s board of directors. The plan of liquidation also provided for the transfer of T REIT’s remaining assets and liabilities to a liquidating trust if T REIT was unable to sell its assets and pay its liabilities within 24 months of its shareholders’ approval of the plan of liquidation (which was July 27, 2007). On May 10, 2007, T REIT’s board of directors approved the transfer and assignment of T REIT’s assets to a liquidating trust.

On July 16, 2007, T REIT and W. Brand Inlow, or our Trustee, entered into an Agreement and Declaration of Trust, or the Liquidating Trust Agreement, in connection with our formation. Mr. Inlow previously served as an independent director of T REIT and the chairman of T REIT’s board of directors. The Liquidating Trust Agreement was executed and T REIT Liquidating Trust was formed for the purpose of completing the liquidation and dissolution of T REIT. On July 20, 2007, T REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with T REIT’s plan of liquidation and the Liquidating Trust Agreement. In connection with our formation, the stock transfer books of T REIT were closed as of the close of business on July 16, 2007, or the Record Date. Each share of T REIT’s common stock outstanding on the Record Date was converted automatically into a beneficial interest in us when the assets and liabilities of T REIT were transferred to us on July 20, 2007. Also on July 20, 2007, T REIT filed a Form 15 with the Securities and Exchange Commission to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, and T REIT announced that it would cease filing reports under that act. However, our Trustee will issue to our beneficiaries and file with the Securities and Exchange Commission annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, which we refer to as “the Congress Center property” or our “unconsolidated property,” and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in T REIT Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center LLC holds a 28.9% interest in the Congress Center property. We refer to our indirect interest in the Congress Center property as our “unconsolidated property interest”. Although we acquired additional

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our unconsolidated property interest is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of “our remaining asset.”

Under the terms of the Liquidating Trust Agreement and the plan of liquidation, upon the transfer of T REIT’s assets and liabilities to us on July 20, 2007, each shareholder of T REIT on the Record Date (each, a “beneficiary”) automatically became the holder of one unit of beneficial interest in T REIT Liquidating Trust for each share of T REIT’s common stock then held of record by such shareholder. After the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled, and the rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets are first transferred to us, or July 20, 2010. Our existence may, however, be extended beyond the three-year term if our Trustee then determines that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustee has requested and received certain no-action assurances from the Securities and Exchange Commission.

Although we can provide no assurances, we currently expect to sell our interest in our unconsolidated property by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our Trustee, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of the our subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective assets and liabilities. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales date of our remaining asset. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining asset available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2007, we owned an interest in one unconsolidated property located in the state of Illinois (Congress Center). Accordingly, there is a geographic concentration of risk subject to fluctuations in this State’s economy.

As of December 31, 2007, we had no consolidated properties, however, five of our tenants at Congress Center, our unconsolidated property, accounted for 10.0% or more of our aggregate annual rental income at that property for the year ended December 31, 2007, as follows:

		Percentage of	Square	Lease
	2007 Annual	2007 Annual	Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,408,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,028,000	15.3%	90,000	Dec. 2013
US Treasury	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation	$1,513,000	11.4%	67,000	Jan. 2008	(2)

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	On December 21, 2006, Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor, received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

Income Taxes

We will be treated as a grantor trust for income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by us. We will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred from T REIT to us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Segments

We internally evaluate our unconsolidated property and interest therein as one industry segment and, accordingly, we do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15,

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

3.	Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our properties in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of our remaining asset, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from July 20, 2007 through December 31, 2007 is as follows:

	As of July 20,	Cash Payments	Change in	As of December 31,
	2007	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,202,000	$(125,000)	$(76,000)	$1,001,000
Liabilities:
Liquidation costs	(371,000)	318,000	(251,000)	(304,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$831,000	$193,000	$(327,000)	$697,000

4.	Net Assets in Liquidation

Net assets in liquidation decreased $854,000, or $0.19 per unit, during the period from July 20, 2007 through December 31, 2007. The primary reasons for the decrease in our net assets includes a decrease in the value of our unconsolidated property of $527,000, or $0.11 per unit, as a result of a decrease in the anticipated sales price along with a decrease in the asset for estimated receipts in excess of estimated costs of $134,000, or $0.03 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our remaining asset.

The net assets in liquidation as of December 31, 2007 of $6,007,000 plus cumulative liquidating distributions through December 31, 2007 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $12.29 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

5.	Real Estate Investments

As of December 31, 2007, our real estate investments are comprised of an investment in one unconsolidated property. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value less costs to sell.

6.	Advisory Fees and Other Related Party Transactions

Advisory Agreement

Advisory Fees

Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our advisor manages us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement between our advisor and T REIT. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our Trustee. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our advisor $57,000, for services provided to us for the period from July 20, 2007 through December 31, 2007.

Our advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $39,000 in asset management fees, of which we paid our advisor $20,000 in asset management fees for the period from July 20, 2007 through December 31, 2007.

Property Management Fees

We pay our advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the period from July 20, 2007 through December 31, 2007, we did not incur property management fees to our advisor or its affiliate.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our advisor or its affiliate any real estate acquisition or disposition fees for the period from July 20, 2007 through December 31, 2007.

Incentive Distributions

Our advisor owned 100 non-voting incentive performance units in T REIT, L.P. (T REIT’s operating partnership) and would have been entitled to incentive distributions of operating cash flow, as defined in the T REIT Limited Partnership Agreement, after our beneficiaries have received an 8.0% annual return on their invested capital. Pursuant to the approval of the plan of liquidation by our beneficiaries, our advisor permanently waived any distributions that our advisor is or may be entitled to receive in connection with its incentive performance units.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

Incentive Bonuses and Milestone Payments

Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We did not pay any retention or incentive bonuses for the period from July 20, 2007 through December 31, 2007.

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any related person, including our advisor and its affiliates, are reviewed and approved by our Trustee. Additionally, the plan of liquidation provides that we may sell our remaining asset to one of our affiliates or an affiliate of our advisor. If we enter such a transaction, we expect that our Trustee will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

7.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our advisor advised T REIT that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by T REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our advisor. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with T REIT’s initial public offering of common stock conducted through a best efforts offering from February 22, 2000 through June 1, 2002, T REIT disclosed the prior performance of all public

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

and private investment programs sponsored by our advisor. T REIT later determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented according to accounting principles generally accepted in the United States of America, or GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,101,000 and our share of unconsolidated debt was $9,828,000 as of December 31, 2007.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, the failure to replace this tenant may reduce or delay liquidating distributions to our beneficiaries.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from July 20, 2007 through December 31, 2007 — (Continued)

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and TREIT, our advisor and Triple Net Properties Realty, Inc., or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding the Triple Net Entities $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. We are unable to opine as to the probability of the outcome or the amount or range of any potential recovery.

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

8.	Subsequent Events

Unconsolidated Debt Due to Related Parties

On February 1, 2008, the Congress Center property, of which we own 10.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT LIQUIDATING TRUST (Registrant)

March 14, 2008	By: /s/ W. Brand Inlow

Date	W. Brand Inlow Trustee

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.		Description

2.1		T REIT, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on July 27, 2005 and as currently in effect (included as Exhibit A to T REIT’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)
10.1		Advisory Agreement between T REIT, Inc. and our advisor (included as Exhibit 10.5 to Amendment No. 2 to T REIT’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)
10.2		Liquidating Trust Agreement, dated as of July 16, 2007, by and between T REIT, Inc. and W. Brand Inlow, Trustee (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 20, 2007 and incorporated herein by reference)
21	.1*	Subsidiaries of T REIT Liquidating Trust
31	.1*	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.