Form 10-K
period 2008-12-31
T REIT LIQUIDATING TRUST
filed 2009-03-18
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008. Not applicable.

As of March 18, 2009, there were 4,605,000 units of beneficial interest in T REIT Liquidating Trust outstanding.

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

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center LLC holds a 28.9% interest in the Congress Center property. We may refer to our indirect interest in the Congress Center property as our “unconsolidated property interest”. For more information on the Congress Center property, see Item 2. Properties. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.”

Our Advisor

Grubb & Ellis Realty Investors, LLC, formerly known as Triple Net Properties, LLC, or our advisor, manages our day-to-day business affairs and assets and carries out the directives of our Trustee pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of the Congress Center property.

Liquidation Update for 2008

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 35.5% ownership interest through our subsidiary TREIT-Congress Center, LLC, entered into a purchase and sale agreement to sell the Congress Center property to FSP Congress Center LLC, or FSP, an unaffiliated third party, for an aggregate sales price of $130,000,000. We own, through NNN Congress Center, LLC, a 10.3% interest in the Congress Center property. On January 13, 2009, FSP elected to terminate the agreement as provided for under its terms. Our advisor continues to market the Congress Center property for sale.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. Our existence may, however, be extended beyond the three-year term if our Trustee determines that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustee has requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

Current Investment Objectives and Policies

In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our interest in the Congress Center property, while maintaining current value and income from this investment. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining asset. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital of our beneficiaries will not decrease.

In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining asset at the highest possible price in order to maximize the return to our beneficiaries; and (ii) the ability of buyers to finance the acquisition of our remaining asset. Until we successfully sell our remaining asset, our primary operating strategy is to enhance the performance and value of the Congress Center property through strategies designed to address the needs of current and prospective tenants. These strategies include:

•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing the Congress Center property when favorable financing terms are available to increase the cash flow.

Tax Treatment

We issue an annual information statement to our beneficiaries with tax information for their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

Our Trustee is expected to issue annual reports to our beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports also describe changes in our assets during the reporting period and the actions taken by our Trustee during the period. Our Trustee files with the SEC (i) an annual report on Form 10-K and (ii) a current report on Form 8-K upon the occurrence of a material event relating to us.

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

Distributions

During the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries. We estimate that we will make future aggregate cash distributions of approximately $3,777,000, or $0.82 per unit, based upon estimated net proceeds from the sale of our remaining asset, the estimated timing of such sale, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.

As of March 18, 2009, we estimate that the aggregate net proceeds from the liquidation of T REIT will be approximately $54,377,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.81 per unit in aggregate liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us).

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

Government Regulations

The Congress Center property is subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Additionally, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our unconsolidated property has not been audited, nor have investigations of our unconsolidated property been conducted to determine compliance. We may incur additional costs in connection with the ADA or other federal, state and local laws which may require us to make modifications to our unconsolidated property. We cannot predict the cost of compliance with the ADA or other legislation.

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

Property Sales

During the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, we did not sell any assets.

Employees

We have no employees. Substantially all of our work is performed by employees of our advisor and its affiliates.

Financial Information About Industry Segments

We internally evaluate our unconsolidated property and interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated With Our Liquidation

If the Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, the Congress Center property may not appreciate or may decrease in value.

The commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent the Congress Center property was purchased in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our interest in the Congress Center property may not appreciate or may decrease significantly below the amount that was paid for it.

If we are unable to find a buyer for our unconsolidated property interest at our expected sales price, our liquidating distributions to our beneficiaries may be delayed or reduced.

As of March 18, 2009, the Congress Center property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the Congress Center property to obtain financing, which would have a material adverse effect on our liquidation.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.

Our ability to dispose of our interest in the Congress Center property and our ability to pay liquidating distributions to our beneficiaries are subject to general economic and regulatory factors we cannot control or predict.

Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from the Congress Center property, which would have a materially adverse effect on our ability to dispose of our interest in the Congress Center property, and subsequently our ability to pay liquidating distributions to our beneficiaries:

•	poor economic times may result in defaults by tenants at the Congress Center property. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for the Congress Center property may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of the Congress Center property difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged property; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

We may delay or reduce our estimated liquidating distributions.

As of March 18, 2009, we estimate that our net proceeds from liquidation will be approximately $54,377,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.81 per unit in liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.

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

We acquired our interest in the Congress Center property through co-ownership arrangements with one or more affiliates of our advisor. Each co-owner is required to approve all sales, refinancing, leases and lease amendments. This acquisition was financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. In addition, investing in a property through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

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

In accordance with the plan of liquidation, regular monthly distributions to T REIT shareholders were terminated effective August 1, 2005. Future liquidating distributions to our beneficiaries will be made from net proceeds received by us from our unconsolidated property interest and the ultimate sale of our remaining asset, and will be determined at the sole discretion of our Trustee. Liquidating distribution amounts will generally depend on net proceeds received from the sale of our remaining asset, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, and other factors our Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.

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

Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 18, 2009, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our advisor has conflicts of interest that differ from our beneficiaries’ interests as a result of the liquidation.

Our advisor has interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustee is aware of these actual and potential conflicts of interest, some of which are summarized below.

•	Our advisor or its affiliates receive compensation under an Advisory Agreement, including fees for disposing of our remaining asset. Our advisor has engaged Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor, to provide various services to us in connection with our remaining asset, including disposing of our remaining asset. In accordance with the plan of liquidation, our advisor or Realty will be paid to liquidate our remaining asset pursuant to the Advisory Agreement. If we sell the unconsolidated property, such fee will be the lesser of: (i) 3.0% of the contracted sales price of the Congress Center property; or (ii) 50.0% of the competitive, market-based real estate commission. Additionally, the property disposition fee paid to our advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the property: (i) 6.0% of the contracted sales price, or (ii) the competitive, market based real estate commission. Based on our estimated sales price as of December 31, 2008, we estimate that pursuant to the Advisory Agreement we will pay a fee to our advisor or Realty of approximately $191,000 for disposing of our unconsolidated property during liquidation. Our advisor or Realty also have agreements with certain affiliated co-owners of our property, pursuant to which our advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the Congress Center property. Based on our estimated sales price as of December 31, 2008, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,870,500, which includes the fees to be received by our advisor or Realty under the Advisory Agreement. Moreover, if we sell our unconsolidated property to one of our affiliates or an affiliate of our advisor, our advisor or Realty may receive additional fees from the purchaser of the property.

•	Our Trustee owns 552 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2008, plus liquidating distributions through December 31, 2008, will be entitled to receive approximately $7,000 in distributions. These estimates per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change favorably or unfavorably based on the timing of any sale, the performance of the asset and as a result changes in the underlying assumptions of the projected cash flows.

•	Pursuant to the plan of liquidation, our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to T REIT’s transfer of assets and liabilities to us on July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We did not pay any retention or incentive bonuses for the year ended December 31, 2008 or for the period from July 20, 2007 through December 31, 2007.

•	The plan of liquidation provides that we may sell our remaining asset to one of our affiliates or an affiliate of our advisor, but only if the transaction is approved by our Trustee. If we enter such a transaction, we expect that our Trustee will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

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

Our ability to locate qualified buyers for our remaining asset and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our advisor’s officers and employees, their familiarity with our remaining asset and any counter-parties to any future sale agreements and the market for our unconsolidated property, as well as their ability to efficiently manage our advisor and the professionals in the sales process. We face the risk that these individuals might resign. Our advisor’s inability to retain these individuals could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at an expected price. Our advisor’s officers and employees may seek other employment rather than remain with our advisor throughout the process of liquidation. If our advisor is unable to retain appropriate qualified key executives and employees to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

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

If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. All principal together with all accrued interest was paid in full on June 9, 2008. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our beneficiaries.

In order to attract and retain tenants, the Congress Center property may be required to expend funds for capital improvements. In addition, the Congress Center property may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the Congress Center property has insufficient capital reserves, it will have to obtain financing from other sources. The Congress Center property has established capital reserves in an amount it, in its discretion, believes is necessary. The lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the Congress Center property or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

The Congress Center property is subject to property taxes that may increase in the future, which could adversely affect our ability to sell our interest in the Congress Center property and to subsequently pay liquidating distributions to our beneficiaries.

The Congress Center property is subject to property taxes that may increase as tax rates change and as the Congress Center property is reassessed by taxing authorities. If property taxes increase, our ability to sell our interest in the Congress Center property and subsequently pay liquidating distributions to our beneficiaries could be adversely affected.

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

Our investment in the Congress Center property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our property interest and the ability to make distributions to our beneficiaries depend upon the ability of the tenants at our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our property is located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;

•	our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have an adverse effect on our revenues and cash available for distribution to our beneficiaries.

Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2008, there was $94,839,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $9,699,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

In addition, if we cannot meet our required mortgage payment obligations, the property subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.

The mortgage on the Congress Center property contains customary restrictive covenants, including provisions that limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations under the Congress Center loan agreement, the lender may have the right to seize our income from the property or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property, among other remedies. If we were to breach such covenants or obligations, we may then have to sell the Congress Center property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions to our beneficiaries.

Due to our ownership of only an unconsolidated property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at the Congress Center property, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of March 18, 2009, rent paid by the tenants at the Congress Center property represented 100.0% of our annualized revenues. Four of the tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property in 2008. The revenues generated by our unconsolidated property is substantially dependent on the financial condition of these tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to a property reserves agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Marketing efforts are continuing to re-lease the space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our beneficiaries.

We may not have sufficient cash flow to cover our required debt service payments which could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our disposition activities.

As of December 31, 2008, we had approximately $94,839,000 of debt outstanding related to our unconsolidated property. Based upon our interest in our unconsolidated property, our aggregate debt approximates $9,699,000 (on a liquidation basis) as of December 31, 2008. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining asset by December 31, 2009; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining asset, we may not recoup the estimated fair value we have recorded as of December 31, 2008 by December 31, 2009. We cannot provide assurance that we will be able to dispose of our remaining asset by December 31, 2009 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in our unconsolidated property.

Our portfolio lacks geographic diversity due to its limited size and the fact that we have only one remaining asset (with an underlying interest in one real property) as of December 31, 2008. This geographic concentration of our remaining asset exposes us to economic downturns in this region. A regional recession in Illinois could adversely affect the Congress Center property’s ability to generate or increase operating revenues, attract new tenants or dispose of our unconsolidated property. In addition, our unconsolidated property may face competition in these geographic regions from other properties owned, operated or managed by our advisor or its affiliates or third parties. Our advisor or its affiliates have interests that may vary from ours in such geographic markets.

We are currently involved in litigation, which could reduce the amount of our liquidation distributions.

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which amended motion was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview has asked the appellate court to reconsider its decision. We are unable to determine the probability of the outcome or the amount or range of any potential recovery. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distributions to our beneficiaries.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.

Through 2009, the Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank and after 2009, the FDIC will only insure up to $100,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to beneficiaries, which could result in a decline in the value of our beneficiaries’ investments.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers the Congress Center property. During 2008, AIG announced that it suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have provided measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of the Congress Center property and our financial condition.

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

Our advisor also advises G REIT Liquidating Trust, is the managing member of the advisor of Grubb & Ellis Healthcare REIT, Inc. and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC as well as other private tenant-in-common programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our advisor also serve as officers and directors of NNN 2003 Value Fund, LLC and Grubb & Ellis Healthcare REIT, Inc. Our advisor is a wholly owned indirect subsidiary of Grubb & Ellis and executive officers of our advisor collectively own approximately 4.1% of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our advisor devotes to us, because it will be providing similar services to G REIT Liquidating Trust, NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and Grubb & Ellis Healthcare REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our advisor and its affiliates and seeking to dispose of properties at or about the same time as us.

If our advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our beneficiaries.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2008, we had no consolidated properties, however, we owned a 10.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company that owns a tenant-in-common interest in the property. The Congress Center property has an aggregate gross leasable area, or GLA, of approximately 520,000 square feet.

With respect to the Congress Center property, (i) we believe the property is adequately covered by insurance; (ii) we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and (iii) the property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants. We are subject to a concentration of regional economic exposure as our interest in the Congress Center property is our only remaining asset. Regional economic downturns in Illinois could adversely impact our operations.

The following table presents certain additional information about the Congress Center property as of December 31, 2008:

							Annual
							Rent
	Property	GLA	%	Date	Annual	% Physical	per Leased
Unconsolidated Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Sq Ft(3)

Congress Center — LLC	Chicago, IL	520,000	10.3	01/09/03	$12,081,000	79.2%	$29.44

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

(2)	Physical occupancy as of December 31, 2008.

(3)	Average effective annual rent per leased square foot as of December 31, 2008.

Significant Tenants

Four of the tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of		Lease
	2008 Annual	2008 Annual	Square Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Ins.	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

Ownership of Congress Center

The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2008:

Indebtedness

Our proportionate share of the secured mortgage loan outstanding on the Congress Center property, based on our ownership percentage, is approximately $9,699,000 as of December 31, 2008. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7 — “Commitments and Contingencies,” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

Clearview Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which amended motion was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview has asked the appellate court to reconsider its decision. We are unable to determine the probability of the outcome or the amount or range of any potential recovery.

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

No matters were submitted to a vote of our beneficiaries during the year ended December 31, 2008.

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

Beneficiaries

As of March 5, 2009, we had 1,991 beneficiaries.

Distributions

During the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries.

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

	December 31,	December 31,
Selected Financial Data(1)	2008	2007

STATEMENT OF NET ASSETS:
Total assets	$3,777,000	$6,007,000
Mortgage loans payable secured by property held for sale	$—	$—
Net assets in liquidation(1)	$3,777,000	$6,007,000
Net asset value per unit(1)	$0.82	$1.30

		Period from
		July 20,
		2007
	Year Ended	through
	December 31,	December 31,
	2008	2007

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$6,007,000	$—
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	—	6,861,000

Change in estimated receipts in excess of estimated costs during liquidation	46,000	(134,000)
Net decrease in fair value	(2,276,000)	(720,000)

Change in net assets in liquidation	(2,230,000)	(854,000)

Net assets in liquidation, end of period	$3,777,000	$6,007,000

(1)	The net assets in liquidation as of December 31, 2008 of $3,777,000 plus the cumulative liquidating distributions through December 31, 2008 of approximately $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions per unit of approximately $11.81 as of December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6. “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas and changes in accounting principles generally accepted in the United States of America, or GAAP; predictions of the amount of liquidating distributions to be received by our beneficiaries; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire our properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with our advisor; litigation, including, without limitation, the investigation of our advisor by the United Stated Securities and Exchange Commission, or the SEC; and the implementation and completion of the plan of liquidation.

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

Overview and Background

We were organized on July 16, 2007, as a liquidating trust pursuant to a plan of liquidation of T REIT, Inc., or T REIT, or the plan of liquidation. Pursuant to the Liquidating Trust Agreement, dated as of July 16, 2007, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us to hold. Mr. Inlow previously served as an independent director of T REIT and the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of the July 16, 2007 Record Date automatically became the holder of one unit of beneficial interests in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Our purpose is to wind up the affairs of T REIT by liquidating our remaining assets, distributing the proceeds from the liquidation of our remaining assets to our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust.

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

Upon the transfer of assets and liabilities from T REIT to us on July 16, 2007, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate shares of the secured mortgage loan outstanding on the Congress Center property. We refer to the sale of our unconsolidated property interest or the sale of the Congress Center property as the sale or disposition of our “remaining asset.” Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 35.5% ownership interest through our subsidiary TREIT-Congress Center, LLC, entered into a purchase and sale agreement to sell the Congress Center property to FSP Congress Center LLC, or FSP, an unaffiliated third party, for an aggregate sales price of $130,000,000. We own, through NNN Congress Center, LLC, a 10.3% interest in the Congress Center property. On January 13, 2009, FSP elected to terminate the agreement as provided for under its terms. Our advisor continues to market the Congress Center property for sale.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2008 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,001,000	$(164,000)	$96,000	$933,000
Liabilities:
Liquidation costs	(304,000)	333,000	(224,000)	(195,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$697,000	$169,000	$(128,000)	$738,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from July 20, 2007 through December 31, 2007 is as follows:

	As of July 20,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,202,000	$(125,000)	$(76,000)	$1,001,000
Liabilities:
Liquidation costs	(371,000)	318,000	(251,000)	(304,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$831,000	$193,000	$(327,000)	$697,000

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2008 of $3,777,000 plus cumulative liquidating distributions through December 31, 2008 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.81 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

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

Scheduled Lease Expirations

As of December 31, 2008, our unconsolidated property was 79.2% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA expire during 2009. Our leasing strategy through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete the plan of liquidation by March 31, 2010, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.

Changes in Net Assets in Liquidation

For the year ended December 31, 2008

Net assets in liquidation decreased $2,230,000, or $0.48 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets is a decrease in the value of our unconsolidated property of $2,107,000, or $0.46 per unit, as a result of a decrease in the anticipated sales price.

The net assets in liquidation as of December 31, 2008 of $3,777,000 plus cumulative liquidating distributions through December 31, 2008 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.81 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

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

Liquidity and Capital Resources

As of December 31, 2008, our total assets and net assets in liquidation were $3,777,000, or $0.82 per unit. Our ability to meet our obligations is contingent upon the disposition of our remaining asset in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining asset pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining asset or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining asset will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

The plan of liquidation gives our Trustee the power to sell our remaining asset without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not make any cash distributions to our beneficiaries during the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007. On July 9, 2007, prior to the transfer of T REIT’s assets and liabilities to us, T REIT made cash distributions to its shareholders of approximately $2,600,000, or $0.56 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.

As of December 31, 2008, we estimate that we will have $195,000 of commitments and expenditures during the liquidation period comprised of $195,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Financing

As of December 31, 2008, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of December 31, 2008 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

We believe that our net cash provided by operating activities and net proceeds from the anticipated asset sale will together provide sufficient liquidity to meet our cash needs through the anticipated completion of our plan of liquidation by March 31, 2010.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $94,839,000 and our proportionate share of unconsolidated debt was $9,699,000 as of December 31, 2008.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

As of December 31, 2008, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2008, all consolidated contractual obligations have been repaid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Until we complete the plan of liquidation, we will be exposed to inflation risk as income from long-term leases at our unconsolidated property is expected to be the primary source of cash flows from operations. The majority of our tenant leases provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2008, all consolidated debt has been repaid in full. As of December 31, 2008, a 1.00% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding consolidated debt as of that date. Additionally, our proportionate share of unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

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

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 18, 2009, we have no directors or executive officers. Our advisor manages our day-to-day business affairs and assets, and carries out the directives of our Trustee.

The following biographical description sets forth information with respect to our Trustee as of March 18, 2009.

W. Brand Inlow, age 55, has served as our Trustee since July 2007, having previously served as an independent director of T REIT, Inc. from May 2002 to July 2007. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for the acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and a director and audit committee member of Grubb & Ellis Apartment REIT, Inc.

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

Trustee

Pursuant to the Liquidating Trust Agreement, Mr. Inlow receives $250 per month for services rendered as our Trustee. For services rendered for the year ended December 31, 2008 and for the period from July 20, 2007 through December 31, 2007, Mr. W. Brand Inlow was paid approximately $3,000 and $1,000, respectively.

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

The following table sets forth the beneficial ownership of units as of March 18, 2009, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 18, 2009; and (ii) our Trustee. All such information was provided by the person listed. All percentages have been calculated as of and are based upon 4,605,000 units outstanding at the close of business on such date.

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

Advisory Agreement

The Advisory Agreement between our advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our advisor approximately $18,000 and $57,000, for services provided to us for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, respectively.

Our advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $62,000 in asset management fees in the year ended December 31, 2008, and we paid our advisor $71,000 in asset management fees in the year ended December 31, 2008, of which $19,000 was for services provided in 2007. In the period July 20, 2007 to December 31, 2007, we incurred $39,000 in asset management fees, of which we paid our advisor $20,000.

Property Management Fees

We pay our advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, we did not incur property management fees to our advisor or its affiliate.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our advisor or its affiliate any real estate acquisition or disposition fees for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007.

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

Incentive Bonuses and Milestone Payments

Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We did not pay any retention or incentive bonuses for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007.

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

Item 14.	Principal Accounting Fees and Services.

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Unaudited Consolidated Statements of Net Assets as of December 31, 2008 and 2007 (Liquidation Basis)	38
Unaudited Consolidated Statements of Changes in Net Assets (Liquidation Basis) For the Year Ended December 31, 2008 and for the Period from July 20, 2007 through December 31, 2007	39
Notes to Unaudited Consolidated Financial Statements	40

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

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2008 and 2007
(Unaudited)

	December 31,
	2008	2007

ASSETS
Investment in unconsolidated real estate	$2,631,000	$4,738,000
Cash and cash equivalents	405,000	569,000
Accounts receivable, net	3,000	3,000
Asset for estimated receipts in excess of estimated costs during liquidation	738,000	697,000

Total assets	3,777,000	6,007,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	—	—

Total liabilities	—	—

Commitments and contingencies (Note 7) Net assets in liquidation	$3,777,000	$6,007,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2008 and
For the Period from July 20, 2007 through December 31, 2007
(Unaudited)

		Period from
		July 20,
		2007
	Year Ended	through
	December 31,	December 31,
	2008	2007

Net assets in liquidation, beginning of period	$6,007,000	$—

Changes in net assets in liquidation:
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	—	6,861,000

Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(25,000)	(6,000)
Distributions received from unconsolidated property	(143,000)	(119,000)
Payments of liquidation costs and other amounts	337,000	318,000
Change in estimated receipts in excess of estimated costs during liquidation	(123,000)	(327,000)

Changes to asset for estimated receipts in excess of estimated costs during liquidation	46,000	(134,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(2,107,000)	(527,000)
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(169,000)	(193,000)

Net decrease in fair value	(2,276,000)	(720,000)

Change in net assets in liquidation	(2,230,000)	(854,000)

Net assets in liquidation, end of period	$3,777,000	$6,007,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007

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

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center LLC holds a 28.9% interest in the Congress Center property. We refer to our indirect interest in the Congress Center property as

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

our “unconsolidated property interest”. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.”

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

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets are first transferred to us, or July 20, 2010. Our existence may, however, be extended beyond the three-year term if our Trustee then determines that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustee has requested and received certain no-action assurances from the United States Securities and Exchange Commission.

Although we can provide no assurances, we currently expect to sell our interest in our unconsolidated property by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of the our subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB,

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective assets and liabilities. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales date of our remaining asset. Due to the uncertainty in the timing of the anticipated sales date and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining asset available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2008, we owned a 10.3% interest in the Congress Center property located in Chicago, Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that State’s economy.

As of December 31, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of	Square	Lease
	2008 Annual	2008 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Ins	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

As of December 31, 2007, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the period July 20, 2007 to December 31, 2007, as follows:

		Percentage of	Square	Lease
	2007 Annual	2007 Annual	Footage	Expiration
Tenant	Base Rent(**)	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,408,000	27.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,028,000	15.3%	90,000	Dec. 2013
United States Treasury Department	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation	$1,513,000	11.4%	67,000	Jan. 2008	(1)

(**)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(1)	On December 21, 2006, Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor, received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2008 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,001,000	$(164,000)	$96,000	$933,000
Liabilities:
Liquidation costs	(304,000)	333,000	(224,000)	(195,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$697,000	$169,000	$(128,000)	$738,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the period from

July 20, 2007 through December 31, 2007 is as follows:

	July 20,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,202,000	$(125,000)	$(76,000)	$1,001,000
Liabilities:
Liquidation costs	(371,000)	318,000	(251,000)	(304,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$831,000	$193,000	$(327,000)	$697,000

4.	Net Assets in Liquidation

Net assets in liquidation decreased $2,230,000, or $0.48 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets is a decrease in the value of our unconsolidated property of $2,107,000, or $0.46 per unit, as a result of a decrease in the anticipated sales price.

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

The net assets in liquidation as of December 31, 2008 of $3,777,000 plus cumulative liquidating distributions through December 31, 2008 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.81 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of December 31, 2008 and 2007, our real estate investment is comprised of a 10.3% interest in one unconsolidated property, the Congress Center property, located in Chicago, Illinois. Under the liquidation basis of accounting, our investment in the Congress Center property is recorded at fair value less costs to sell.

6.	Related Party Transactions

Advisory Agreement

Advisory Fees

Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our advisor, manages us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement between our advisor and T REIT. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our Trustee. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our advisor approximately $18,000 and $57,000, for services provided to us for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007, respectively.

Our advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $62,000 in asset management fees in the year ended December 31, 2008, and we paid our advisor $71,000 in asset management fees in the year ended December 31, 2008, of which $19,000 was for services provided in 2007. In the period July 20, 2007 to December 31, 2007, we incurred $39,000 in asset management fees, of which we paid our advisor $20,000.

Property Management Fees

We pay our advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. We did not incur and did not pay our advisor or its affiliate any property management fees for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our advisor or its affiliate any real estate acquisition or disposition fees for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007.

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

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

Incentive Bonuses and Milestone Payments

Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We did not pay any retention or incentive bonuses for the year ended December 31, 2008 and the period from July 20, 2007 through December 31, 2007.

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

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

Unconsolidated Debt

As of December 31, 2008, the total mortgage debt of our unconsolidated property was $94,839,000 and our proportionate share of unconsolidated debt was $9,699,000. The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to a property reserves agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and our affiliate co-owner will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, the failure to replace this tenant may reduce or delay liquidating distributions to our beneficiaries.

Litigation

On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and TREIT, our advisor and Triple Net Properties Realty, Inc., or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which amended motion was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview,

T REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Year Ended December 31, 2008 and
the Period from July 20, 2007 to December 31, 2007 — (Continued)

attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Clearview is in the process of proceeding with an appeal, and we are proceeding with our collection efforts. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview has asked the appellate court to reconsider its decision. We are unable to determine the probability of the outcome or the amount or range of any potential recovery.

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

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT LIQUIDATING TRUST (Registrant)

March 18, 2009	By: /s/ W. Brand Inlow
Date	W. Brand Inlow Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ W. Brand Inlow W. Brand Inlow	Trustee

Date March 18, 2009

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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