Form 10-K
period 2009-12-31
T REIT LIQUIDATING TRUST
filed 2010-03-22
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-49782*
T REIT Liquidating Trust
(Exact name of registrant as specified in its charter)

Virginia	26-0536128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 200, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 667-8252
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.* Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☐ No ☐
Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. Not applicable.
As of March 22, 2010, there were 4,605,000 units of beneficial interest in T REIT Liquidating Trust outstanding.
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
Liquidation of T REIT, Inc.
On June 3, 2005, the board of directors of T REIT approved a plan of liquidation which was thereafter approved by the shareholders of T REIT at its 2005 Annual Meeting of Shareholders held on July 27, 2005. The T REIT plan of liquidation, or the plan of liquidation, contemplated the orderly sale of all of T REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of T REIT. The board of director’s decision to adopt the plan of liquidation followed a lengthy process in which the board of directors and management reviewed a number of strategic alternatives with the goal of maximizing shareholder value. T REIT engaged an independent third party to perform financial advisory services in connection with T REIT’s plan of liquidation, including rendering an opinion as to whether T REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. The plan of liquidation gave T REIT’s board of directors the power to sell any and all of its assets without further approval by its shareholders and provided that liquidating distributions be made to its shareholders as determined by T REIT’s board of directors. The plan of liquidation also provided for the transfer of T REIT’s remaining assets and liabilities to a liquidating trust if T REIT was unable to sell its assets and pay its liabilities within 24 months of its shareholders’ approval of the plan of liquidation (which was July 27, 2007). On May 10, 2007, T REIT’s board of directors approved the transfer and assignment of T REIT’s assets to a liquidating trust.

On July 16, 2007, T REIT and our Trustee entered into the Liquidating Trust Agreement in connection with our formation. On July 20, 2007, T REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to and assumption of liabilities by us, the stock transfer books of T REIT were closed as of the close of business on the Record Date and each share of T REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee will issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center, LLC holds a 28.9% interest in the Congress Center property. For more information on the Congress Center property, see Item 2. Properties. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.”
Our Advisor
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Advisor, manages our day-to-day business affairs and assets and carries out the directives of our Trustee pursuant to an advisory agreement, or the Advisory Agreement. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us as well as certain other entities, which have an ownership interest in the Congress Center property, with respect to the management and eventual disposition of the Congress Center property.
Liquidation Update
We are focused on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for the Congress Center property. In January 2010, we completed the extension of a 91,000 square foot lease with Akzo Nobel, Inc., through 2019. We currently expect to market and sell our one remaining asset by December 31, 2010.
Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act. Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.

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
In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining asset at the highest possible price in order to maximize the return to our beneficiaries; and (ii) the ability of buyers to finance the acquisition of our remaining asset. Until we successfully sell our remaining asset, our primary operating strategy is to enhance the performance and value of the Congress Center property through strategies designed to address the needs of current and prospective tenants. These strategies include:
•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible and extending and renewing existing leases; and
•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.
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
Distributions
During the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries. We estimate that we will make future aggregate cash distributions of approximately $1,714,000, or $0.37 per unit, based upon estimated net proceeds from the sale of our remaining asset, the estimated timing of such sale, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.
As of March 22, 2010, we estimate that the aggregate net proceeds from the liquidation of T REIT will be approximately $52,314,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.36 per unit in aggregate liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us).

Competition
As we complete the plan of liquidation, we will be in competition with other sellers of similar properties or interests in properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining asset, we will compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
In selling the Congress Center property, we are in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.
As of March 22, 2010, we have a 10.3% unconsolidated ownership interest in the Congress Center property. Other entities managed by our Advisor also own interests in this property, as well as other properties located in Chicago, Illinois. Our property may face competition in this region from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in this geographic market.
Government Regulations
Many laws and governmental regulations are applicable to our property and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, the Congress Center property has not been audited, nor have investigations of the Congress Center property been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Congress Center property or restrict our ability to renovate the Congress Center property. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on the Congress Center property. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on the Congress Center property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of the Congress Center property, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Use of Hazardous Substances by Some of Our Tenants. Some of our tenants may handle hazardous substances and wastes on the Congress Center property as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Congress Center property.

Other Federal, State and Local Regulations. The Congress Center property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that the Congress Center property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which we generally obtain at the time we acquired our interest in the Congress Center property, that the Congress Center property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Property Sales
During the years ended December 31, 2009 and 2008, and the period from July 20, 2007 to December 31, 2007, we did not sell any assets.
Significant Tenants
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of		Lease
	2009 Annual	2009 Annual	Square Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,538,000	28.6%	76,000	April 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	50,000	Dec. 2011

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.
Employees
We have no employees. Substantially all of our work is performed by employees of our Advisor and its affiliates.
Financial Information About Industry Segments
We internally evaluate the Congress Center property and our interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A. Risk Factors.
Risks Associated With Our Liquidation
If we are unable to find a buyer for our one remaining unconsolidated property at our expected sales price, our liquidating distributions to our beneficiaries may be delayed or reduced.
As of March 22, 2010, the Congress Center property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.
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
Our co-ownership arrangements with affiliated entities may not reflect solely our beneficiaries’ best interest and may subject our investment in Congress Center to increased risks.
We acquired our interest in the Congress Center property through a co-ownership arrangement with affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). The terms of this co-ownership arrangement may be more favorable to the co-owner(s) than to our beneficiaries. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly-owned property, including, among others, the following:
•	the risk that the co-owner(s) in the investment might become bankrupt;
•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;
•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for beneficiaries; or
•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as disapproving the sale of the property.
Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interest subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our beneficiaries. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our beneficiaries.
The downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the Congress Center property to obtain financing, which would have a material adverse effect on our liquidation.
Ongoing events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to assume the current loan on the Congress Center property which matures on October 1, 2014 and /or otherwise finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.
The negative impact of the adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.
Our ability to dispose of our interest in the Congress Center property and our ability to pay distributions to our beneficiaries are subject to general economic and regulatory factors we cannot control or predict.
Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national, regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from the Congress Center property, which would have a materially adverse effect on our ability to dispose of our interest in the Congress Center property, and subsequently our ability to pay distributions to our beneficiaries:
•	poor economic times may result in defaults by tenants at the Congress Center property. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;
•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•	increases in supply of competing properties or decreases in demand for the Congress Center property may impact our ability to maintain or increase occupancy levels;
•	changes in interest rates and availability of debt financing could render the sale of the Congress Center property difficult or unattractive;
•	periods of high interest rates may reduce cash flow from leveraged property;

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and
•	inability to increase or maintain the current occupancy rate and/or further deterioration of property values may prevent prospective buyers from obtaining financing for the acquisition of the Congress Center property due to stricter loan to value ratios, which would increase the amount of cash needed to purchase the property.
We may delay or reduce our estimated liquidating distributions.
As of March 22, 2010, we estimate that our net proceeds from liquidation will be approximately $52,314,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.36 per unit in liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.
If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our beneficiaries may be delayed or reduced.
The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our beneficiaries would be delayed and/or reduced.
Decreases in property values may reduce the amount that we receive upon the sale of our interest in the Congress Center property.
The underlying value of the Congress Center property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•	adverse changes in economic conditions;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations and renewals of leases by our tenants;
•	competition; and
•	changes in real estate tax rates and other operating expenses.
Any reduction in the value of the Congress Center property would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our interest in the Congress Center property could decrease or delay the payment of liquidating distributions to beneficiaries.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
In calculating our estimated liquidating distributions to our beneficiaries, we assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the Congress Center property, which would hinder our ability to sell the property and reduce our liquidating distributions to our beneficiaries. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our beneficiaries will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our beneficiaries.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Trustee may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustee may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet final, and, therefore we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.
If we are not able to sell the Congress Center property in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.
In the event we are not able to sell the Congress Center property within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.
We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our beneficiaries.
In order to attract and retain tenants, the Congress Center property may be required to expend funds for capital improvements. In addition, the Congress Center property may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the Congress Center property has insufficient capital reserves, it will have to obtain financing from other sources. The Congress Center property has established capital reserves in an amount it, in its discretion, believes is necessary. The lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the Congress Center property or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

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
We have the authority to sell our remaining asset on such terms and to such parties as we determine, in our Trustee’s sole discretion. Our beneficiaries will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our beneficiaries must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating our actions in hindsight.
The plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustee.
Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 22, 2010, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our Advisor has conflicts of interest that differ from our beneficiaries’ interests as a result of the liquidation.
Our Advisor has interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustee is aware of these actual and potential conflicts of interest, some of which are summarized below.
•	Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our remaining asset. Our advisor has engaged Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us in connection with our remaining asset, including disposing of our remaining asset. In accordance with the plan of liquidation, our Advisor or Realty will be paid to liquidate our remaining asset pursuant to the Advisory Agreement. If we sell the unconsolidated property, such fee will be the lesser of: (i) 3.0% of the contracted sales price of the Congress Center property; or (ii) 50.0% of the competitive, market-based real estate commission. Additionally, the property disposition fee paid to our Advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the property: (i) up to 6.0% of the contracted sales price, or (ii) the competitive, market based real estate commission. Based on our estimated sales price as of December 31, 2009, we estimate that pursuant to the Advisory Agreement we will pay a fee to our Advisor or Realty of approximately $151,000 for disposing of our unconsolidated property during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our property, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the Congress Center property. Based on our estimated sales price as of December 31, 2009, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,325,000, which includes the fees to be received by our advisor or Realty under the Advisory Agreement. Moreover, if we sell our unconsolidated property to one of our affiliates or an affiliate of our Advisor, our advisor or Realty may receive additional fees from the purchaser of the property.
•	Our Trustee owns 552 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2009, plus liquidating distributions through December 31, 2009, will be entitled to receive approximately $6,000 in distributions. These estimates per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change favorably or unfavorably based on the timing of any sale, the performance of the asset and as a result changes in the underlying assumptions of the projected cash flows.
•	Pursuant to the plan of liquidation, our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our Advisor from time to time. Prior to T REIT’s transfer of assets and liabilities to us on July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We have not paid any retention or incentive bonuses since July 20, 2007.
•	The plan of liquidation provides that we may sell our remaining asset to one of our co-owners or an affiliate of our Advisor, but only if the transaction is approved by our Trustee. If we enter such a transaction, we expect that our Trustee will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) an independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

We do not have an executed advisory agreement, and we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.
The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets and liabilities to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the expired Advisory Agreement, our Advisor currently manages our day-to-day business affairs and carries out the directives of our Trustee. If we are unable to continue to retain the services of our Advisor on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our remaining asset and business.
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
We may incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are required of us. We expect that our efforts to continue to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.
While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.
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
Our investment in the Congress Center property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our property interest and the ability to make distributions to our beneficiaries depends upon the ability of the tenants at our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:
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
We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2009, there was $93,486,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $9,564,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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
Due to our ownership of only an unconsolidated property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income for the Congress Center property, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.
As of March 22, 2010, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by the Congress Center property is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the property. Three of our current tenants, which represent approximately 44.0% of the gross leasable area, or GLA, of the Congress Center property, have leases that will expire in the next 26 months. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008, and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and NNN 2002 Value Fund, LLC, or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center, LLC entered into a lease agreement for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue or marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our beneficiaries.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell our remaining asset or recover our investment in that asset.
Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining asset by December 31, 2010; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining asset, we may not recoup the estimated fair value we have recorded as of December 31, 2009 by December 31, 2010. We cannot provide assurance that we will be able to dispose of our remaining asset by December 31, 2010, which could adversely impact the timing and amount of distributions.
Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in the Congress Center property.
Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 22, 2010, we have only one unconsolidated property, located in Chicago, Illinois. The geographic concentration of the Congress Center property exposes us to economic downturns in this region. A regional recession impacting this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the Congress Center property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic market.
Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
We endeavor to maintain comprehensive insurance on the property we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the one remaining unconsolidated property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the one remaining unconsolidated property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our one remaining unconsolidated property, we could lose both our invested capital and anticipated profits from such one remaining unconsolidated property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010 for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.

We are currently involved in litigation, which could reduce the amount of our liquidation distributions.
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our Advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on issues unrelated to the Triple Net Entities. We are unable to determine the probability of the outcome or the amount or range of any potential recovery. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distributions to our beneficiaries.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.
The Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of FDIC insured limits. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to beneficiaries, which could result in a decline in the value of our beneficiaries’ investments.
There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.
Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interest are not transferable except by will, intestate succession or operation of law or upon the death of a beneficiary.
The Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore the Congress Center property may not maintain its current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. The Congress Center property was purchased in such an environment, therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value of the Congress Center property is less than our purchase price and we can give no assurance that the property will maintain its current value, or that the value will not continue to decrease even further.

The conflicts of interest of our Advisor’s executives and employees with us mean we will not be managed by our Advisor solely in the best interests of our beneficiaries.
Our Advisor’s executives and employees have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.
Our Advisor also advises G REIT Liquidating Trust and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC as well as other private tenant-in-common programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Advisor also serve as officers of NNN 2003 Value Fund, LLC. Additionally, our Advisor is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and certain executive officers and employees of our Advisor collectively own approximately 4.1% of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:
•	limit the time and services that our Advisor devotes to us, because it will be providing similar services to G REIT Liquidating Trust, NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC and other real estate programs and properties;
•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and
•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Advisor and its affiliates and seeking to dispose of properties at or about the same time as us.
If our Advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our beneficiaries.
Increases in our insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our beneficiaries.
We cannot assure that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of the Congress Center property may be affected by rising insurance costs and adversely affect our ability to make liquidating distributions to our beneficiaries.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Real Estate Investments
As of December 31, 2009, we had no consolidated properties, however, we owned a 10.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company that owns a tenant-in-common interest in the property. The Congress Center property has an aggregate gross leasable area, or GLA, of approximately 520,000 square feet.
With respect to the Congress Center property, (i) we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and (ii) the property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants. We are subject to a concentration of regional economic exposure as our interest in the Congress Center property is our only remaining asset. Regional economic downturns impacting Illinois could adversely impact our operations.
The following table presents certain additional information about the Congress Center property as of December 31, 2009:

							Annual
							Rent
	Property	GLA	%	Date	Annual	% Physical	Per Sq
Unconsolidated Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Ft(3)
Congress Center	Chicago, IL	520,000	10.3	01/09/03	$12,374,000	78.9%	$30.15
(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Physical occupancy as of December 31, 2009.

(3)	Average effective annual rent per occupied square foot as of December 31, 2009.
Ownership of Congress Center
The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2009:
Indebtedness
As of December 31, 2009, there were two secured mortgage loans outstanding on the Congress Center property, our proportionate share of which approximates $9,564,000. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7 — “Commitments and Contingencies,” to the consolidated financial statements included with this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
Clearview Litigation
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on matters unrelated to the Triple Net Entities. We are unable to determine the probability of the outcome or the amount or range of any potential recovery.
Other than as noted above, we are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition.
Item 4. (Removed and Reserved)
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
Beneficiaries
As of March 22, 2010, we had 2,001 beneficiaries.
Distributions
During the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, we did not make any distributions to our beneficiaries.

Equity Compensation Plan Information
In accordance with the plan of liquidation, all outstanding options under T REIT’s equity compensation plans were forfeited and the plans were terminated. We do not have an equity compensation plan in place.
Item 6. Selected Financial Data.
The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto that are part of this Annual Report on Form 10-K. The results for the period from July 20, 2007 through December 31, 2007 are not comparable to any prior period because we began operations as of July 20, 2007. Our historical results are not necessarily indicative of results for any future period.

	December 31,	December 31,	December 31,
Selected Financial Data(1)	2009	2008	2007
STATEMENT OF NET ASSETS:
Total assets	$1,714,000	$3,777,000	$6,007,000
Net assets in liquidation(1)	$1,714,000	$3,777,000	$6,007,000
Net asset value per unit(1)	$0.37	$0.82	$1.30

			Period from
			July 20,
			2007
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2007
STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$3,777,000	$6,007,000	$—
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	—	—	6,861,000

Change in estimated receipts in excess of estimated costs during liquidation	365,000	46,000	(134,000)
Net decrease in fair value	(2,428,000)	(2,276,000)	(720,000)

Change in net assets in liquidation	(2,063,000)	(2,230,000)	(854,000)

Net assets in liquidation, end of period	$1,714,000	$3,777,000	$6,007,000

(1)	The net assets in liquidation as of December 31, 2009 of $1,714,000 plus the cumulative liquidating distributions through December 31, 2009 of approximately $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions per unit of approximately $0.37 as of December 31, 2009.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2009 and 2008 (liquidation basis), together with the changes in net assets for the years ended December 31, 2009, 2008 and the period from July 20, 2007 to December 31, 2007.

Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas and changes in accounting principles generally accepted in the United States of America, or GAAP; predictions of the amount of liquidating distributions to be received by our beneficiaries; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; the availability of buyers to acquire our properties we make available for sale; the availability of financing; the absence of material litigation; our ongoing relationship with our Advisor; litigation, including, without limitation, the implementation and completion of the plan of liquidation.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and, unless otherwise required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act. Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.
Upon the transfer of assets and liabilities from T REIT to us on July 16, 2007, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing our proportionate share of the secured mortgage loan outstanding on the Congress Center property. We Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.

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
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held through tenant-in-common interests were offset against the respective properties. The valuation of real estate held for sale and the investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales date of our remaining asset. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining asset available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
The Congress Center property is continually evaluated and we adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.
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
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$933,000	$(81,000)	$379,000	$1,231,000
Liabilities:
Liquidation costs	(195,000)	153,000	(80,000)	(122,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$738,000	$72,000	$299,000	$1,109,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2008 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2008
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,001,000	$(164,000)	$96,000	$933,000
Liabilities:
Liquidation costs	(304,000)	333,000	(224,000)	(195,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$697,000	$169,000	$(128,000)	$738,000

Net Assets in Liquidation
The net assets in liquidation as of December 31, 2009 of $1,714,000 plus cumulative liquidating distributions through December 31, 2009 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.36 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.
Revenue Recognition
Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 4.0% from our current estimate of the market value as of December 31, 2009, our investment in unconsolidated real estate would be zero.
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

Scheduled Lease Expirations
As of December 31, 2009, our unconsolidated property was 84.3% leased to 13 tenants and 78.9% occupied by 12 tenants. None of the leases at the Congress Center property expire during 2010. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. For example, in January 2010, we completed an early renewal on one of our major tenants, and extended their lease expiration from December 2013 to December 2019.
Changes in Net Assets in Liquidation
For the year ended December 31, 2009
Net assets in liquidation decreased $2,063,000, or $0.45 per unit, during the year ended December 31, 2009. The primary reason for the decrease in our net assets is a decrease in the value of our one remaining unconsolidated property of $2,356,000, or $0.51 per unit, as a result of a decrease in the anticipated sales price, offset by an increase in estimated receipts in excess of estimated costs during liquidation of $371,000 or $0.08 per unit, which was a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
The net assets in liquidation as of December 31, 2009 of $1,714,000 plus cumulative liquidating distributions through December 31, 2009 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.36 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.
For the year ended December 31, 2008
Net assets in liquidation decreased $2,230,000, or $0.48 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets is a decrease in the value of our one remaining unconsolidated property of $2,107,000, or $0.46 per unit, as a result of a decrease in the anticipated sales price.
For the period from July 20, 2007 through December 31, 2007
Net assets in liquidation decreased $854,000, or $0.19 per unit, during the period from July 20, 2007 through December 31, 2007. The primary reasons for the decrease in our net assets include a decrease in the value of our one remaining unconsolidated property of $527,000, or $0.11 per unit, as a result of a decrease in the anticipated sales price along with a decrease in the asset for estimated receipts in excess of estimated costs of $134,000, or $0.03 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our remaining asset.
Liquidity and Capital Resources
As of December 31, 2009, our total assets and net assets in liquidation were $1,714,000, or $0.37 per unit. Our ability to meet our obligations is contingent upon the disposition of our remaining asset in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining asset pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.
Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining asset will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution.
The plan of liquidation gives our Trustee the power to sell our remaining asset without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not make any cash distributions to our beneficiaries during the years ended December 31, 2009 or 2008 and the period from July 20, 2007 through December 31, 2007. On July 9, 2007, prior to the transfer of T REIT’s assets and liabilities to us, T REIT made cash distributions to its shareholders of approximately $2,600,000, or $0.56 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.
As of December 31, 2009, we estimate that we will have $122,000 of commitments and expenditures during the liquidation period comprised of $122,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
An adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgage loans. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lender, the maturity dates for the mortgage loans could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010 for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
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

Subject to our Trustee’s actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our remaining asset, and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the Congress Center property.
If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.
Capital Resources
General
We derive substantially all of our revenues from tenants under leases at the Congress Center property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments to us.
Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Advisor or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution.
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
Financing
As of December 31, 2009, there are no consolidated mortgage loan payables outstanding.
We did not have any consolidated restricted cash balances as of December 31, 2009 that are held as credit enhancements or as reserves for property taxes, capital expenditures and capital improvements.

We believe that our cash balance of $330,000 as of December 31, 2009, should provide sufficient liquidity to meet our cash needs during the next 12 months from December 31, 2009. While we anticipate that our cash flow from operations will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we cannot assure that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $93,486,000 and our proportionate share of this unconsolidated debt was $9,564,000 as of December 31, 2009.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008, and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and NNN 2002 Value Fund, LLC, or our affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center, LLC entered into a lease agreement for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue or marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our beneficiaries.
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
Debt Service Requirements
As of December 31, 2009, all consolidated debt has been repaid in full.
Contractual Obligations
As of December 31, 2009, all consolidated contractual obligations have been repaid in full.
Off-Balance Sheet Arrangements
There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation
We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (now contained in FASB Codification Topic 105). FASB Codification Topic 105 establishes that the FASB Codification will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We adopted FASB Codification Topic 105 in the quarter ended September 30, 2009 and it did not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2009, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.
Item 8. Financial Statements and Supplementary Data.
See the index at “Item 15. Exhibits and Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
We did not employ independent accountants to perform an audit on the financial statements contained in this Annual Report on Form 10-K.
Item 9A(T). Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Trustee, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009, was conducted under the supervision and with the participation of our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. Our Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Trustee and with the participation of our Trustee and Advisor, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Based on our evaluation under the Internal Control-Integrated Framework, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2009.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our Trustee’s report was not subject to attestation by an independent registered public accounting firm pursuant to the rules of the SEC for non-accelerated filers that permit us to provide only our Trustee’s report in this Annual Report on Form 10-K.
Item 9B. Other Information.
On March 18, 2010, the Liquidating Trust received a No-Action Letter from the Staff of the SEC’s Division of Corporation Finance, dated March 16, 2010, granting an extension of relief from certain reporting requirements under the Exchange Act. On March 22, 2010, our Trustee extended the Liquidating Trust until the earliest of (1) the distribution of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) July 20, 2013, provided however, that the Trustee may again continue the existence of the Liquidating Trust beyond the stated term if the Trustee reasonably determines that an extension is necessary to fulfill the purposes of the Liquidating Trust; provided that the Trustee has requested and obtained additional no-action assurance from the Division of Corporation Finance of the SEC prior to such extension.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
As of March 22, 2010, we have no directors or executive officers. Our advisor manages our day-to-day business affairs and assets, and carries out the directives of our Trustee.
The following biographical description sets forth information with respect to our Trustee as of March 22, 2010.
W. Brand Inlow, age 56, has served as our Trustee since July 2007, having previously served as an independent director of T REIT, Inc. from May 2002 to July 2007. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for the acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and served as a director and audit committee member of Grubb & Ellis Apartment REIT, Inc. from December 2005 to September 2007.

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
Fiduciary Relationship of our Advisor to Us
Our Advisor is deemed to be in a fiduciary relationship with us pursuant to an advisory agreement, or the Advisory Agreement, and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
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
Item 11. Executive Compensation.
Trustee
Pursuant to the Liquidating Trust Agreement, Mr. Inlow receives $250 per month for services rendered as our Trustee. For services rendered for the years ended December 31, 2009 and 2008 and for the period from July 20, 2007 through December 31, 2007, Mr. W. Brand Inlow was paid approximately $3,000, $3,000 and $1,000, respectively.

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
The following table sets forth the beneficial ownership of units as of March 22, 2010, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 22, 2010; and (ii) our Trustee. All such information was provided by the person listed. All percentages have been calculated as of and are based upon 4,605,000 units outstanding at the close of business on such date.
The person in the table below has indicated that it has sole voting and investment power over the units listed.

	Number of
	Units of
	Beneficial
	Interest	Percent of
Name of Beneficial Owner	Owned	Class
W. Brand Inlow, Trustee	552	*

*	Represents less than 1.0% of our outstanding units of beneficial interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our Advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustee. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Prior to our formation, our Advisor held 22,100 shares of common stock of T REIT, which were converted into 22,100 units. Our Advisor intends to retain such units while serving as our Advisor.
Advisory Agreement
The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our Advisor approximately $7,000, $18,000 and $57,000, for services provided to us for the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, respectively.
Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $27,000 and $62,000 in asset management fees in the years ended December 31, 2009 and 2008,respectively, and we paid our Advisor $37,000 and $71,000 in asset management fees in the years ended December 31, 2009 and 2008, respectively. Of the amount paid in 2009, $10,000 was for services provided in 2008, and of the amount paid in 2008, $19,000 was for services provided in 2007. In the period July 20, 2007 to December 31, 2007, we incurred $39,000 in asset management fees, of which we paid our Advisor $20,000.
Property Management Fees
We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, we did not incur property management fees to our Advisor or its affiliate.
Real Estate Acquisition and Disposition Fees
Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007.
Incentive Distributions
Our Advisor owned 100 non-voting incentive performance units in T REIT, L.P. (T REIT’s operating partnership) and would have been entitled to incentive distributions of operating cash flow, as defined in the T REIT Limited Partnership Agreement, after our beneficiaries have received an 8.0% annual return on their invested capital. Pursuant to the approval of the plan of liquidation by our beneficiaries, our Advisor permanently waived any distributions that it is or may be entitled to receive in connection with its incentive performance units.

Incentive Bonuses and Milestone Payments
Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We have not paid any retention or incentive bonuses since July 20, 2007.
Review, Approval or Ratification of Transactions with Related Persons
All transactions between us and any related person, including our Advisor and its affiliates, are reviewed and approved by our Trustee. Additionally, the plan of liquidation provides that we may sell our remaining asset to one of our co-owners or an affiliate of our Advisor. If we enter such a transaction, we expect that our Trustee will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) an independent third party, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
Item 14. Principal Accounting Fees and Services.
None.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Unaudited Consolidated Statements of Net Assets as of December 31, 2009 and 2008 (Liquidation Basis)	38

Unaudited Consolidated Statements of Changes in Net Assets (Liquidation Basis) For the Years Ended December 31, 2009 and 2008 and for the Period from July 20, 2007 through December 31, 2007	39

Notes to Unaudited Consolidated Financial Statements	40

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

T REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2009 and 2008
(Unaudited)

	December 31,
	2009	2008
ASSETS
Investment in unconsolidated real estate	$275,000	$2,631,000
Cash and cash equivalents	330,000	405,000
Accounts receivable, net	—	3,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,109,000	738,000

Total assets	1,714,000	3,777,000

LIABILITIES

Commitments and contingencies (Note 7)

Net assets in liquidation	$1,714,000	$3,777,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2009 and 2008 and
For the Period from July 20, 2007 through December 31, 2007
(Unaudited)

			Period from
			July 20,
			2007
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2007
Net assets in liquidation, beginning of period	$3,777,000	$6,007,000	$—

Changes in net assets in liquidation:
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	—	—	6,861,000

Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	(3,000)	(25,000)	(6,000)
Distributions received from unconsolidated property	(78,000)	(143,000)	(119,000)
Payments of liquidation costs and other amounts	147,000	337,000	318,000
Change in estimated receipts in excess of estimated costs during liquidation	299,000	(123,000)	(327,000)

Changes to asset for estimated receipts in excess of estimated costs during liquidation	365,000	46,000	(134,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(2,356,000)	(2,107,000)	(527,000)
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(72,000)	(169,000)	(193,000)

Net decrease in fair value	(2,428,000)	(2,276,000)	(720,000)

Change in net assets in liquidation	(2,063,000)	(2,230,000)	(854,000)

Net assets in liquidation, end of period	$1,714,000	$3,777,000	$6,007,000

The accompanying notes are an integral part of these consolidated financial statements.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2009 and 2008 and
the Period from July 20, 2007 to December 31, 2007
1. Purpose of T REIT Liquidating Trust
The use of the words “we,” us,” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
On June 3, 2005, the board of directors of T REIT, Inc., or T REIT, approved a plan of liquidation which was thereafter approved by shareholders of T REIT at the 2005 Annual Meeting of Shareholders held on July 27, 2005. The T REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of T REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of T REIT. The board of director’s decision to adopt the plan of liquidation followed a lengthy process in which the board of directors and management reviewed different strategic alternatives with the goal of maximizing shareholder value. We engaged an independent third party to perform financial advisory services in connection with T REIT’s plan of liquidation, including rendering opinion as to whether the net real estate liquidation value range estimate and T REIT’s estimated per share distribution range were reasonable. We continually evaluate our investment in the Congress Center property and adjust our net real estate liquidation value accordingly.
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
On July 16, 2007, T REIT and W. Brand Inlow, or our Trustee, entered into an Agreement and Declaration of Trust, or the Liquidating Trust Agreement, in connection with our formation. Mr. Inlow previously served as an independent director of T REIT and the chairman of T REIT’s board of directors. The Liquidating Trust Agreement was executed and T REIT Liquidating Trust was formed for the purpose of completing the liquidation and dissolution of T REIT. On July 20, 2007, T REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with T REIT’s plan of liquidation and the Liquidating Trust Agreement. In connection with our formation, the stock transfer books of T REIT were closed as of the close of business on July 16, 2007, or the Record Date. Each share of T REIT’s common stock outstanding on the Record Date was converted automatically into a beneficial interest in us when the assets and liabilities of T REIT were transferred to us on July 20, 2007. Also on July 20, 2007, T REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, and T REIT announced that it would cease filing reports under that act. However, our Trustee will issue to our beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing our proportionate share of a secured mortgage loan outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC, or NNN Congress Center. NNN Congress Center holds a 28.9% interest in the Congress Center property. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.”

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Under the terms of the Liquidating Trust Agreement and the plan of liquidation, upon the transfer of T REIT’s assets and liabilities to us on July 20, 2007, each shareholder of T REIT as of July 16, 2007, or the Record Date (each, a “beneficiary”) automatically became the holder of one unit of beneficial interest in T REIT Liquidating Trust for each share of T REIT’s common stock then held of record by such shareholder. After the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled, and the rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock.
Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act. Although we can provide no assurances, we currently expect to sell our remaining asset by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.
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
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and any variable interest entities, as defined in Financial Accounting Standards Board, Accounting Standards Codification, or FASB Codification, Topic 810, Consolidation, that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.
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

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2009, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
As of December 31, 2009, we owned a 10.3% interest in the Congress Center property located in Chicago, Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of	Square	Lease
	2009 Annual	2009 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,538,000	28.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	50,000	Dec. 2011

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.
As of December 31, 2008, we owned a 10.3% interest in the Congress Center property located in Chicago, Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of December 31, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of	Square	Lease
	2008 Annual	2008 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Ins	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.
Revenue Recognition
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
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for all periods presented.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (now contained in FASB Codification Topic 105). FASB Codification Topic 105 establishes that the FASB Codification will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We adopted FASB Codification Topic 105 in the quarter ended September 30, 2009 and it did not have a material impact on our consolidated financial statements.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$933,000	$(81,000)	$379,000	$1,231,000
Liabilities:
Liquidation costs	(195,000)	153,000	(80,000)	(122,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$738,000	$72,000	$299,000	$1,109,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2008 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2008
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,001,000	$(164,000)	$96,000	$933,000
Liabilities:
Liquidation costs	(304,000)	333,000	(224,000)	(195,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$697,000	$169,000	$(128,000)	$738,000

4. Net Assets in Liquidation
Net assets in liquidation decreased $2,063,000, or $0.45 per unit, during the year ended December 31, 2009. The primary reasons for the decrease in our net assets includes a decrease in the value of our unconsolidated property of $2,356,000, or $0.51 per unit, as a result of a decrease in the anticipated sales price, offset by an increase in the asset for estimated receipts in excess of estimated costs of $371,000, or $0.08 per unit, which was a result of changes in net cash flows our one remaining unconsolidated property.
Net assets in liquidation decreased $2,230,000, or $0.48 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets is a decrease in the value of our unconsolidated property of $2,107,000, or $0.46 per unit, as a result of a decrease in the anticipated sales price.
The net assets in liquidation as of December 31, 2009 of $1,714,000 plus cumulative liquidating distributions through December 31, 2009 of $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.36 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Real Estate Investments
As of December 31, 2009 and 2008, our real estate investment is comprised of a 10.3% interest in one unconsolidated property, the Congress Center property, located in Chicago, Illinois. Under the liquidation basis of accounting, our investment in the Congress Center property is recorded at fair value less costs to sell.
6. Related Party Transactions
Advisory Agreement
Advisory Fees
Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our Advisor, manages us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement between our advisor and T REIT. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our one remaining unconsolidated property and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of Average Invested Assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, such reimbursement had not exceeded these limitations. We paid our Advisor approximately $7,000, $18,000 and $57,000, for services provided to us for the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007, respectively.
Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $27,000 and $62,000 in asset management fees in the years ended December 31, 2009 and 2008, and we paid our Advisor $37,000 and $71,000 in asset management fees in the years ended December 31, 2009 and 2008,respectively. Of the amounts paid in 2009, $10,000 was for services provided in 2008 and of the amounts paid in 2008, $19,000 was for services provided in 2007. In the period July 20, 2007 to December 31, 2007, we incurred $39,000 in asset management fees, of which we paid our Advisor $20,000.
Property Management Fees
We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. We did not incur and did not pay our Advisor or its affiliate any property management fees for the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007.
Real Estate Acquisition and Disposition Fees
Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2009 and 2008 and the period from July 20, 2007 through December 31, 2007.
Incentive Distributions
Our Advisor owned 100 non-voting incentive performance units in T REIT, L.P. (T REIT’s operating partnership) and would have been entitled to incentive distributions of operating cash flow, as defined in the T REIT Limited Partnership Agreement, after our beneficiaries have received an 8.0% annual return on their invested capital. Pursuant to the approval of the plan of liquidation by our beneficiaries, our Advisor permanently waived any distributions that it is or may be entitled to receive in connection with its incentive performance units.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Incentive Bonuses and Milestone Payments
Our Trustee has discretion to pay up to an aggregate of $300,000 in retention and incentive based bonuses to some of the employees of our Advisor from time to time. Prior to July 20, 2007, $245,000 in retention and incentive bonuses were paid by T REIT. We have note paid any retention or incentive bonuses since July 20, 2007.
Review, Approval or Ratification of Transactions with Related Persons
All transactions between us and any related person, including our Advisor and its affiliates, are reviewed and approved by our Trustee. Additionally, the plan of liquidation provides that we may sell our remaining asset to one of our affiliates or an affiliate of our Advisor. If we enter such a transaction, we expect that our Trustee will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) an independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
7. Commitments and Contingencies
Unconsolidated Debt
As of December 31, 2009, the total mortgage debt of the Congress Center property was $93,486,000 and our proportionate share of unconsolidated debt was $9,564,000. The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants, except as disclosed below.
On February 17, 2010 we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010 for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and NNN Value Fund, LLC, or our affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $93,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center entered into a lease agreement for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue or marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our beneficiaries.
Litigation
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and TREIT, our advisor and Triple Net Properties Realty, Inc., or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied our motion for summary judgment. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against us, which was granted in our favor by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine our ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against us. On May 17, 2006, the Court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on issues unrelated to the Triple Net Entities. We are unable to determine the probability of the outcome or the amount or range of any potential recovery.
Other than as set forth above, to our knowledge, there are no material pending legal proceedings. Other than as noted above, we are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition.

T REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Environmental Matters
We follow the policy of monitoring the Congress Center property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the Congress Center property that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T REIT LIQUIDATING TRUST (Registrant)

By:	/s/ W. Brand inlow	Trustee

W. Brand Inlow

Date: March 22, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ W. Brand inlow W. Brand Inlow	Trustee

Date: March 22, 2010

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1	*	Subsidiaries of T REIT Liquidating Trust

31.1	**	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.