Form 10-K
period 2010-12-31
T REIT LIQUIDATING TRUST
filed 2011-03-11
CIK 1077241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010. Not applicable.
As of March 11, 2011, there were 4,605,000 units of beneficial interest in T REIT Liquidating Trust outstanding.
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
Overview and Plan of Liquidation
T REIT, Inc., or T REIT, was formed in December 1998 in the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. T REIT was organized to acquire, manage and invest in a diversified portfolio of real estate projects of office, industrial, retail and service properties. T REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the T REIT board of directors determined that a liquidation would provide shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
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
We were organized on July 16, 2007 as a liquidating trust pursuant to T REIT’s plan of liquidation. On July 20, 2007, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us pursuant to the Liquidating Trust Agreement. Mr. Inlow previously served as an independent director of T REIT and as the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of July 16, 2007, or the Record Date, automatically became the holder of one unit of beneficial interest, or unit, in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee will issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Our purpose is to wind up the affairs of T REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of our remaining assets to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust.
Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center , LLC holds a 28.9% interest in the Congress Center property. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
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
Liquidation Update
We are focused on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for the Congress Center property. In January 2010, we completed the extension of a 91,000 square foot lease with Akzo Nobel, Inc. through 2019. In addition, in June 2010, we executed a 10-year lease (five years firm) for approximately 44,000 square feet of previously vacant space that will be occupied by the U.S. Department of Justice beginning in the third quarter of 2011. Further, in October 2010, we executed a lease amendment with North American Company Life and Health Insurance for an early extension of 42,000 square feet through February 2022, as well as the surrender of 9,000 square feet.
Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
Current Investment Objectives and Strategies
In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our interest in the Congress Center property, while maintaining current value and income from this investment. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining asset. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital investment of our beneficiaries will not decrease.

Operating Strategies
In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our interest in the Congress Center property through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:
•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	maintaining or improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases; and
•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.
Disposition Strategies
In accordance with our plan of liquidation, we currently consider various factors when evaluating the potential disposition of our interest in the Congress Center property. These factors include, without limitation, the following:
•	the ability to sell our interest in the Congress Center property at the highest possible price in order to maximize the return to the beneficiaries; and
•	the ability of prospective buyers to finance their acquisition of the Congress Center property.
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
Distributions
During the years ended December 31, 2010, 2009 and 2008, we did not make any distributions to our beneficiaries. We estimate that we will make future aggregate cash distributions of approximately $1,579,000, or $0.34 per unit, based upon estimated net proceeds from the sale of our remaining asset, the estimated timing of such sale, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.

As of December 31, 2010, we estimate that the aggregate net proceeds from the liquidation of T REIT will be approximately $52,179,000 (of which approximately $50,600,000 has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.33 per unit in aggregate liquidating distributions (of which $10.99 per share has already been paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us).
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
As of December 31, 2010, we have a 10.3% unconsolidated ownership interest in the Congress Center property. Other entities managed by our Advisor also own interests in this property, as well as other properties located in Chicago, Illinois. Our property may face competition in this region from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in this geographic market.
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
Other Federal, State and Local Regulations. The Congress Center property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that the Congress Center property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our beneficiaries. We believe, based in part on engineering reports which we generally obtain at the time we acquired our interest in the Congress Center property, that the Congress Center property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

		Percentage of		Lease
	2010 Annual	2010 Annual	Square Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	The lease with respect to 9,000 square feet expires in June 2011, and the lease with respect to 50,000 square feet expires in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet is leased on a month-to-month basis.
We are also subject to a concentration of regional economic exposure in the Midwest region of the United States, as our sole remaining asset consists of a 10.3% interest in the Congress Center property, located in Chicago, Illinois. Regional and local economic downturns in the Midwest and Illinois could adversely impact our operations.
Employees
We have no employees or executive officers. Substantially all work performed for us is performed by employees and executive officers of our Advisor and its affiliates.
Financial Information About Industry Segments
We internally evaluate the Congress Center property and our interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.
Risks Associated With Our Liquidation
If we are unable to find a buyer for our one remaining unconsolidated property at our expected sales price, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
As of March 11, 2011, the Congress Center property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries is based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of cash flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.
The downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the Congress Center property to obtain financing, which would have a material adverse effect on our liquidation.
Ongoing events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to assume the current loan on the Congress Center property which matures on October 1, 2014 and/or otherwise finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.
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
We may be unable to sell our interest in a limited liability company at our expected value or reach an agreement with our co-owners of the Congress Center property on sales terms of this property, which would delay and possibly reduce liquidating distributions to our beneficiaries.
Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2010, our proportionate share of the estimated fair value of this property was $469,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our beneficiaries. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.
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
If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
We may delay and/or reduce our estimated liquidating distributions to our beneficiaries.
As of March 11, 2011, we estimate that our net proceeds from liquidation will be approximately $52,179,000 (of which $50,600,000 was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $11.33 per unit in liquidating distributions (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us), which we anticipate paying by March 31, 2013. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.
We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our Trustee.
In accordance with the plan of liquidation, regular monthly distributions to T REIT shareholders were terminated effective August 1, 2005. Future liquidating distributions to our beneficiaries will be made from net proceeds received by us from the sale of our one remaining unconsolidated property, and will be determined at the sole discretion of our Trustee. Liquidating distribution amounts to our beneficiaries will depend on net proceeds received from the sale of our one remaining unconsolidated property, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.
The plan of liquidation allows for the sale of our interest in the Congress Center property to affiliates, but only if our Trustee approves the sale.
The plan of liquidation provides that we may sell our interest in the Congress Center property to one of our affiliates or an affiliate of our Advisor, but only if the transaction is approved by our Trustee. If we enter such a transaction, we expect that our Trustee will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustee approve a transaction if: (i) an independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms. In the event that our Trustee does not approve a sale to our affiliate or an affiliate of our Advisor, we may not be able to dispose of our interest in the Congress Center property, which would affect our ability to pay liquidating distributions to our beneficiaries.

Decreases in property values may reduce the amount that we receive upon the sale of our interest in the Congress Center property.
The underlying value of the Congress Center property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•	adverse changes in economic conditions;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations of leases by our tenants;
•	competition; and
•	changes in real estate tax rates and other operating expenses.
Any reduction in the value of the Congress Center property would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our interest in the Congress Center property would reduce the payment of liquidating distributions to our beneficiaries.
If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
In calculating our estimated liquidating distributions to our beneficiaries, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the Congress Center property, which would hinder our ability to sell the property and reduce our liquidating distributions to our beneficiaries. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our beneficiaries will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our beneficiaries.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Trustee may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustee may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet final, and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.

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
In order to attract and retain tenants, the Congress Center property may be required to expend funds for capital improvements. In addition, the Congress Center property may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the Congress Center property has insufficient capital reserves, it will have to obtain financing from other sources. The Congress Center property has established capital reserves in an amount it, in its discretion, believes is necessary. The lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the Congress Center property or, if available, will be available on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore, our ability to pay liquidating distributions to our beneficiaries may be adversely affected.
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
If our Advisor is unable to retain key executives and employees sufficient to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed and/or reduced.
Our ability to locate qualified buyers for our remaining asset and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Advisor’s officers and employees, their familiarity with our remaining asset and any counter-parties to any future sale agreements and the market for our unconsolidated property, as well as their ability to efficiently manage our Advisor and the professionals in the sales process. We face the risk that these individuals might resign and seek other employment rather than remain with our Advisor throughout the process of liquidation, which could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at an expected price. If our Advisor: (i) is unable to retain appropriate qualified officers and employees to complete our plan of liquidation in a reasonably expeditious manner; (ii) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us; and/or (iii) is unable to allocate sufficient resources to oversee and perform our operations for any reason, then our liquidating distributions to our beneficiaries may be reduced and/or delayed.

Our beneficiaries may not receive any profits resulting from the sale of our interest in the Congress Center property, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
In accordance with our plan of liquidation, our beneficiaries may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our interest in the Congress Center property either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on the asset at the time of sale as partial payment thereof. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from the sale, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we may receive initial down payments in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our beneficiaries may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.
Our Trustee may amend the plan of liquidation without further beneficiary approval.
Our Trustee may amend the plan of liquidation without further approval from our beneficiaries, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than previously disclosed to beneficiaries.
Our Trustee has the authority to sell our interest in the Congress Center property under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.
Our Trustee has the authority to sell our interest in the Congress Center property on such terms and to such parties as our Trustee determines, in his sole discretion. Our beneficiaries will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our beneficiaries must rely solely on our Trustee’s judgment with respect to the sale process, and our Trustee’s judgment may not always be the best judgment when evaluating in hindsight.
The plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustee.
Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 11, 2011, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our beneficiaries.
Our Advisor, its employees and its affiliates have interests that differ from our beneficiaries as a result of the liquidation.
Our Advisor, its employees and its affiliates have interests in the liquidation that are different from our beneficiaries. Our Trustee is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.

Our Advisor or its affiliates receive compensation under an Advisory Agreement, including fees for disposing of our remaining asset. Our advisor has engaged Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us in connection with our remaining asset, including disposing of our remaining asset. In accordance with the plan of liquidation, our Advisor or Realty will be paid to liquidate our remaining asset pursuant to the Advisory Agreement. If we sell the unconsolidated property, such fee will be the lesser of: (i) 3.0% of the contracted sales price of the Congress Center property; or (ii) 50.0% of the competitive, market-based real estate commission. Additionally, the property disposition fee paid to our Advisor and Realty shall not exceed, when added to the sums we pay to any unaffiliated parties in connection with the disposition of the property: (i) up to 6.0% of the contracted sales price, or (ii) the competitive, market based real estate commission. Based on our estimated sales price as of December 31, 2010, we estimate that pursuant to the Advisory Agreement we will pay a fee to our Advisor or Realty of approximately $152,000 for disposing of our unconsolidated property during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our property, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the Congress Center property. Based on our estimated sales price as of December 31, 2010, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,332,000, which includes the fees to be received by our Advisor or Realty under the Advisory Agreement. Moreover, if we sell our unconsolidated property to one of our affiliates or an affiliate of our Advisor, our Advisor or Realty may receive additional fees from the purchaser of the property.
Our Trustee owns 552 units, and therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2010, plus liquidating distributions through December 31, 2010, will be entitled to receive approximately $6,000 in distributions. These estimates per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change favorably or unfavorably based on the timing of any sale, the performance of the asset and as a result of changes in the underlying assumptions of the projected cash flows.
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
Our beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by the beneficiary in distributions from us.
If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our beneficiaries under the plan of liquidation.
We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages, which could result in us being unable to find a buyer willing or able to assume the mortgages and which could lead to a delay or reduction in liquidating distributions to our beneficiaries.
In calculating the estimated fair value of the Congress Center property, and therefore, our estimated per unit distribution amount, we have assumed that any purchaser of the Congress Center property will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of our remaining asset pursuant to our plan of liquidation will trigger substantial penalties unless the purchaser assumes (and/or is allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of our remaining asset, which could negatively affect the amount of cash available for distribution to our beneficiaries under the plan of liquidation.

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
We do not have an executed advisory agreement, and we could lose the services of our Advisor, which may increase operating expenses, and delay and/or reduce our liquidating distributions.
The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed. However, our Advisor continued to advise T REIT, and, following the transfer of assets and liabilities to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the expired Advisory Agreement, our Advisor currently manages our day-to-day business affairs and carries out the directives of our Trustee. If we are unable to continue to retain the services of our Advisor on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our remaining asset and business.
Other Risks of Our Business
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
We rely on borrowings to partially fund capital expenditures and other items. As of December 30, 2010, there was $92,054,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $9,414,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
In addition, if we cannot meet our required mortgage payment obligations, the Congress Center property could be foreclosed upon by, or otherwise transferred to, the lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
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
If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur additional interest expense. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.
The Congress Center property faces significant competition, which could cause a delay or reduction in liquidating distributions to our beneficiaries.
We face significant competition from other owners, operators and developers of office properties. The Congress Center property faces competition from similar properties owned by others in the same market and also from new construction of similar properties. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than the Congress Center property, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our beneficiaries.
At the time we sell our interest in the Congress Center property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.
Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us, or if we are unable to retain our current tenants.
As of December 31, 2010, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by the Congress Center property is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the property. One of our current tenants, with leases representing approximately 10% of the gross leasable area, or GLA, of the Congress Center property, has leases that will expire within the next 12 months. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.
Lack of diversification and illiquidity of real estate may make it difficult for us to sell or recover our investment in the Congress Center property.
Our business is subject to risks associated with an investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell the Congress Center property by December 31, 2012. However, due to the illiquid nature of real estate, we may not recoup the estimated fair value we have recorded as of December 31, 2010 by December 31, 2012. We cannot provide assurance that we will be able to dispose of the Congress Center property by December 31, 2012, which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in the Congress Center property.
Our portfolio lacks geographic diversity due to the fact that, as of December 31, 2010, we only have one unconsolidated property located in Chicago, Illinois. The geographic concentration of the Congress Center property exposes us to regional and local economic downturns. A regional recession impacting this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the Congress Center property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic markets.
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
In addition, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements, including insurance carrier rating requirements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.
There is no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.
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
The Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore, the Congress Center property may not maintain its current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. The Congress Center property was purchased in such an environment, therefore we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value of the Congress Center property is less than our purchase price and we can give no assurance that the property will maintain its current value, or that the value will not continue to decrease even further.

Our success is dependent on the performance of our Advisor, its executive officers and employees.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, its executive officers and its employees in the determination of any financing arrangements, the management and disposition of our assets and the operation of our day-to-day activities. We rely on the management ability of our Advisor as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.
Our Advisor has become aware of bankruptcy filings effected by two unaffiliated, individual investor entities, who are minority owners in two TIC programs that were originally sponsored by our Advisor. Our Advisor provided non-recourse/carve-out guarantees for each of these properties, which only impose liability on our Advisor if certain acts prohibited by the loan documents take place. Liability under these non-recourse/carve-out guarantees may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, our Advisor may become liable under these guarantees and related indemnification obligations for the benefit of the mortgage lender in connection with these TIC programs. While our Advisor’s ultimate liability under these guarantees is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, the ultimate disposition of the individual bankruptcy proceedings, and the defenses our Advisor may raise under the guarantees, such liability may be in an amount in excess of our Advisor’s net worth. Our Advisor is investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intends to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation.
Our Advisor has also been involved in multiple legal proceedings with respect to one of these TIC programs, including an action pending in state court in Austin, Texas, or the Texas Action, and an arbitration proceeding being conducted in California, or the Arbitration. In the Texas Action, our Advisor and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of the Texas Action, and the damages, if any, that our Advisor and its affiliate will recover, are uncertain. In the Arbitration, TIC investors are asserting, among other things, that our Advisor should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011 and will result in the arbitrator’s determination of whether the TICs have proven any of their claims and what damages, if any, should be awarded against our Advisor. Our Advisor is vigorously defending against those claims. Our Advisor has tendered this matter to its insurance carriers for indemnification and will vigorously pursue coverage. While the outcome of the second phase of the Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect on our Advisor’s financial condition, results of operations and cash flows.
Our success is dependent on the performance of our Advisor, which could be adversely impacted by the performance of its parent company.
Our Advisor is a wholly owned direct subsidiary of NNN Realty Advisors, Inc., or NNNRA, which is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, its executive officers and its employees. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with NNNRA or Grubb & Ellis, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

NNNRA is a guarantor on the mortgage loans of several TIC programs that it has sponsored. Under the guaranty agreements, NNNRA is required to maintain a specified level of minimum net worth. As of December 31, 2010, NNNRA’s net worth was below the contractually specified levels with respect to approximately 30 percent of its managed TIC programs. While this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $6.0 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared.
In addition, Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2011. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and could continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of NNNRA or our Advisor, our financial condition and results of operations could also suffer.
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
Our Advisor also advises G REIT Liquidating Trust and manages NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC, as well as other private tenant-in-common programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Additionally, our Advisor is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and certain executive officers and employees of our Advisor own de-minimus interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:
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
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our Advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on issues unrelated to the Triple Net Entities. The Supreme Court of Texas denied Clearview’s motion for rehearing on April 16, 2010. We are unable to determine the probability of the outcome or the amount or range of any potential recovery. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distributions to our beneficiaries.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.
The Federal Deposit Insurance Corporation, or FDIC, currently insures amounts up to $250,000 per depositor per insured bank. From time to time, we may have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to beneficiaries, which could result in a decline in the value of our beneficiaries’ investments.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Real Estate Investments
As of December 31, 2010, we owned a 10.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of an LLC that owns a TIC interest in the property. The following table presents certain information about the Congress Center property as of December 31, 2010:

	Property	GLA	%	Date	Annual	Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Per Sq Ft(3)
Congress Center	Chicago, IL	520,000	10.3%	1/9/03	$12,734,000	81%	$30.25

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	Physical occupancy as of December 31, 2010.

(3)	Average effective annual rent per occupied square foot as of December 31, 2010.

Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value (on an undiscounted basis). The following information generally applies to the Congress Center property as of December 31, 2010:
•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets and executed leases; and
•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.
Ownership of Congress Center
The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2010:
Indebtedness
As of December 31, 2010, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $9,414,000. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Commitments and Contingencies,” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.
Clearview Litigation
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our Advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on matters unrelated to the Triple Net Entities. The Supreme Court of Texas denied Clearview’s motion for rehearing on April 16, 2010. We are unable to determine the probability of the outcome or the amount or range of any potential recovery.
Other than the above, to our knowledge, there is no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no public market for the units of beneficial interest in T REIT Liquidating Trust. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law, will or intestate succession.
Beneficiaries
As of March 11, 2011, we had 1,904 beneficiaries.
Distributions
During the years ended December 31, 2010, 2009 and 2008, we did not make any distributions to our beneficiaries.
Equity Compensation Plan Information
In accordance with the plan of liquidation, all outstanding options under T REIT’s equity compensation plans were forfeited and the plans were terminated. We have no equity compensation plans as of December 31, 2010.

Item 6.	Selected Financial Data.
The following should be read with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from July 20, 2007 through December 31, 2007 are not comparable to any prior period because we began operations as of July 20, 2007. Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
	2010	2009	2008	2007

Statement of Net Assets:
Total assets	$1,579,000	$1,714,000	$3,777,000	$6,007,000
Net assets in liquidation(1)	$1,579,000	$1,714,000	$3,777,000	$6,007,000
Net asset value per unit(1)	$0.34	$0.37	$0.82	$1.30

				Period from
				July 20, 2007
				through
	Year Ended December 31,			December 31,
	2010	2009	2008	2007

Statement of Changes in Net Assets:
Net assets in liquidation, beginning of period	$1,714,000	$3,777,000	$6,007,000	$—
Net assets contributed to T REIT Liquidating Trust on July 20, 2007	—	—	—	6,861,000
Changes to asset for estimated receipts in excess of estimated costs during liquidation	(238,000)	365,000	46,000	(134,000)
Net increase (decrease) in fair value	103,000	(2,428,000)	(2,276,000)	(720,000)

Change in net assets in liquidation	(135,000)	(2,063,000)	(2,230,000)	6,007,000

Net assets in liquidation, end of period	$1,579,000	$1,714,000	$3,777,000	$6,007,000

(1)	The net assets in liquidation as of December 31, 2010 of $1,579,000 plus the cumulative liquidating distributions through December 31, 2010 of approximately $50,600,000 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions per unit of approximately $11.33 as of December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes accompanying this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2010 and 2009 (liquidation basis), together with the changes in net assets for the years ended December 31, 2010, 2009 and 2008.
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
Overview and Plan of Liquidation
T REIT, Inc., or T REIT, was formed in December 1998 in the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. T REIT was organized to acquire, manage and invest in a diversified portfolio of real estate projects of office, industrial, retail and service properties. T REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the T REIT board of directors determined that a liquidation would provide shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

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
We were organized on July 16, 2007 as a liquidating trust pursuant to T REIT’s plan of liquidation. On July 20, 2007, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us pursuant to the Liquidating Trust Agreement. Mr. Inlow previously served as an independent director of T REIT and as the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of July 16, 2007, or the Record Date, automatically became the holder of one unit of beneficial interest, or unit, in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the SEC, to terminate the registration of T REIT’s common stock under the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee will issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
Our purpose is to wind up the affairs of T REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of our remaining assets to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust. Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act.
Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center , LLC holds a 28.9% interest in the Congress Center property. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.

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
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our beneficiaries upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
The Congress Center property is continually evaluated and we adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our current value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.
Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,231,000	$(1,000)	$(144,000)	$1,086,000
Liabilities:
Liquidation costs	(122,000)	91,000	(185,000)	(216,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,109,000	$90,000	$(329,000)	$870,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$933,000	$(81,000)	$379,000	$1,231,000
Liabilities:
Liquidation costs	(195,000)	153,000	(80,000)	(122,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$738,000	$72,000	$299,000	$1,109,000

Net Assets in Liquidation
The net assets in liquidation of $1,579,000 plus cumulative liquidating distributions of $50,600,000 as of December 31, 2010 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries of approximately $11.33 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.
Revenue Recognition
Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our beneficiaries, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 4.7% from our current estimate of the market value as of December 31, 2010, our investment in unconsolidated real estate would be zero.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
As of December 31, 2010, the Congress Center property was 95% leased to 15 tenants and 81% occupied by 13 tenants. Leases representing approximately 10% of the gross leaseable area expire during 2011. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. For example, in January 2010, we completed an early renewal on one of our major tenants, and extended their lease expiration from December 2013 to December 2019.
Changes in Net Assets in Liquidation
For the year ended December 31, 2010
Net assets in liquidation decreased $135,000, or $0.03 per unit, during the year ended December 31, 2010. The decrease in our net assets is the result of a decrease in estimated receipts in excess of estimated costs during liquidation of $238,000, or $0.05 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, partially offset by an increase in the liquidation value of our one remaining unconsolidated property of $103,000, or $0.02 per unit, as a result of an increase in the anticipated sales price as well as a decrease in the balance of the mortgage loan as a result of the scheduled principal payments during 2010.
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
Liquidity and Capital Resources
As of December 31, 2010, our total assets and net assets in liquidation were $1,579,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.
Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from the operations and sale of the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution. No distributions were received in 2010.

The plan of liquidation gives our Trustee the power to sell our interest in the Congress Center property without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. As of December 31, 2010, we estimate that we will have $216,000 of commitments and expenditures during the remaining liquidation period, comprised of $216,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
During the years ended December 31, 2010, 2009 and 2008, we paid no liquidating distributions. Liquidating distributions will be determined in our Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Trustee may deem relevant.
The stated range of beneficiary distributions disclosed in the plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.
Subject to our Trustee’s actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of assets, and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the Congress Center property.
If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of the sale of the Congress Center property, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.
Capital Resources
Prior to the adoption of the plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including our Advisor or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution. No distributions were received in 2010.

The primary uses of cash are to fund distributions to our beneficiaries and for operating expenses. We may also regularly require capital to invest in the Congress Center property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
In accordance with the plan of liquidation, we anticipate our source for the payment of liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our interest in the Congress Center property.
We believe that our cash balance of $240,000 as of December 31, 2010 should provide sufficient liquidity to meet our cash needs during the next 12 months from December 31, 2010. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we can provide no assurances that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,054,000 and $93,486,000 as of December 31, 2010 and 2009, respectively. Our pro rata share of the mortgage debt was $9,414,000 and $9,564,000 as of December 31, 2010 and 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such requirements.
Commitments and Contingencies
Insurance Coverage
Property Damage, Business Interruption, Earthquake and Terrorism
The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, the Congress Center property. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.
Debt Service Requirements
As of December 31, 2010, all consolidated debt has been repaid in full.
Contractual Obligations
As of December 31, 2010, all consolidated contractual obligations have been repaid in full.
Off-Balance Sheet Arrangements
There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2010, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2010 were effective for the purposes stated above.
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
Based on our evaluation under the Internal Control-Integrated Framework, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2010.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
As of March 11, 2011, we have no directors or executive officers. Our Advisor manages our day-to-day business affairs and assets, and carries out the directives of our Trustee.
The following biographical description sets forth information with respect to our Trustee as of March 11, 2011.
W. Brand Inlow, age 57, has served as our Trustee since July 2007, having previously served as an independent director of T REIT, Inc. from May 2002 to July 2007. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for the acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and served as a director and audit committee member of Grubb & Ellis Apartment REIT, Inc. from December 2005 to September 2007.
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
Trustee
Pursuant to the Liquidating Trust Agreement, Mr. Inlow receives $250 per month for services rendered as our Trustee. Mr. Inlow was paid $3,000 in each of the years ended December 31, 2010, 2009 and 2008 for services rendered.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Principal Beneficiaries
There is no public market for our units of beneficial interest. On July 16, 2007, T REIT formally closed its stock transfer books. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by will, intestate succession or operation of law.
The following table sets forth the beneficial ownership of units as of March 11, 2011, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 11, 2011; and (ii) our Trustee. All such information was provided by the person listed. All percentages have been calculated as of and are based upon 4,605,000 units outstanding at the close of business on such date.
The person in the table below has indicated that it has sole voting and investment power over the units listed.

	Number of
	Units of
	Beneficial
	Interest	Percent of
Name and Address of Beneficial Owner	Owned	Class
W. Brand Inlow, Trustee(1)	552	*

(1)	Mr. Inlow’s address is c/o T REIT Liquidating Trust, 1551 N. Tustin Avenue, Suite 300, Santa Ana, CA 92705.

*	Represents less than 1.0% of our outstanding units of beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Advisory Agreement
The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2010, 2009 and 2008, such reimbursement had not exceeded these limitations. We paid our Advisor approximately $9,000, $7,000 and $18,000, for services provided to us for the years ended December 31, 2010, 2009 and 2008, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $5,000, $27,000 and $62,000 in asset management fees in the years ended December 31, 2010, 2009 and 2008, respectively, and we paid our Advisor $4,000, $37,000 and $71,000 in asset management fees in the years ended December 31, 2010, 2009 and 2008, respectively. Of the amounts paid in 2010, 2009 and 2008, $1,000, $10,000 and $19,000 was for services provided in the prior year.
Property Management Fees
We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the years ended December 31, 2010, 2009 and 2008, we did not incur property management fees to our Advisor or its affiliate.
Real Estate Acquisition and Disposition Fees
Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2010, 2009 and 2008.
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
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See item 15(a)(3) above.
(c) Financial Statement Schedules:
All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited consolidated financial statements or related notes.

T REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2010 and 2009
(Unaudited)

	December 31,
	2010	2009
ASSETS
Investment in unconsolidated real estate	$469,000	$275,000
Cash and cash equivalents	240,000	330,000
Asset for estimated receipts in excess of estimated costs during liquidation	870,000	1,109,000

Total assets	1,579,000	1,714,000

LIABILITIES

Commitments and contingencies (Note 7)

Net assets in liquidation	$1,579,000	$1,714,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2010, 2009 and 2008
(Unaudited)

	Year Ended December 31,
	2010	2009	2008

Net assets in liquidation, beginning of period	$1,714,000	$3,777,000	$6,007,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	—	(3,000)	(25,000)
Distributions received from unconsolidated property	—	(78,000)	(143,000)
Payments of liquidation costs and other amounts	91,000	147,000	337,000
Change in estimated receipts in excess of estimated costs during liquidation	(329,000)	299,000	(123,000)

Net (decrease) increase in asset for estimated receipts in excess of estimated costs during liquidation	(238,000)	365,000	46,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	194,000	(2,356,000)	(2,107,000)
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(91,000)	(72,000)	(169,000)

Net increase (decrease) in fair value of assets and liabilities	103,000	(2,428,000)	(2,276,000)

Change in net assets in liquidation	(135,000)	(2,063,000)	(2,230,000)

Net assets in liquidation, end of period	$1,579,000	$1,714,000	$3,777,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Description of Business
The use of the words “we,” us,” or “our” refers to T REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
T REIT, Inc., or T REIT, was formed in December 1998 in the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. T REIT was organized to acquire, manage and invest in a diversified portfolio of real estate projects of office, industrial, retail and service properties. T REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the T REIT board of directors determined that a liquidation would provide shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
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
We were organized on July 16, 2007 as a liquidating trust pursuant to T REIT’s plan of liquidation. On July 20, 2007, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between T REIT and W. Brand Inlow, or our Trustee, T REIT transferred its then remaining assets and liabilities to us pursuant to the Liquidating Trust Agreement. Mr. Inlow previously served as an independent director of T REIT and as the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of July 16, 2007, or the Record Date, automatically became the holder of one unit of beneficial interest, or unit, in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of T REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee will issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
Our purpose is to wind up the affairs of T REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of our remaining assets to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust. Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of additional No-Action Relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center , LLC holds a 28.9% interest in the Congress Center property. Although we acquired additional assets from T REIT, including interests in certain bank accounts, accounts receivable and assets for estimated receipts in excess of estimated costs during liquidation, our interest in the Congress Center property is our only material remaining asset. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
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
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our beneficiaries upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The Congress Center property is continually evaluated and we adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our current value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2010, we had no cash balances in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
We are also subject to a concentration of regional economic exposure in the Midwest region of the United States as our sole remaining asset consists of a 10.3% interest in the Congress Center property, located in Chicago, Illinois. Regional and local economic downturns in the Midwest and Illinois could adversely impact our operations.
As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

		Percentage of		Lease
	2010 Annual	2010 Annual	Square Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	The lease with respect to 9,000 square feet expires in June 2011, and the lease with respect to 50,000 square feet expires in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet is leased on a month-to-month basis.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of		Lease
	2009 Annual	2009 Annual	Square Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,538,000	28.6%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.3%	91,000	Dec. 2013
U.S. Department of Treasury	$1,677,000	13.5%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	37,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2009.
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
3. Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,231,000	$(1,000)	$(144,000)	$1,086,000
Liabilities:
Liquidation costs	(122,000)	91,000	(185,000)	(216,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,109,000	$90,000	$(329,000)	$870,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$933,000	$(81,000)	$379,000	$1,231,000
Liabilities:
Liquidation costs	(195,000)	153,000	(80,000)	(122,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$738,000	$72,000	$299,000	$1,109,000

4. Net Assets in Liquidation
Net assets in liquidation decreased $135,000, or $0.03 per unit, during the year ended December 31, 2010. The decrease in our net assets is the result of a decrease in estimated receipts in excess of estimated costs during liquidation of $238,000, or $0.05 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, partially offset by an increase in the liquidation value of our one remaining unconsolidated property of $103,000, or $0.02 per unit, as a result of an increase in the anticipated sales price as well as a decrease in the balance of the mortgage loan as a result of the scheduled principal payments during 2010.
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
The net assets in liquidation of $1,579,000, plus cumulative liquidating distributions of $50,600,000 as of December 31, 2010 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.33 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Real Estate Investments
As of December 31, 2010 and 2009, our real estate investment is comprised of a 10.3% interest in the Congress Center property, located in Chicago, Illinois. We did not have any property dispositions during the years ended December 31, 2010, 2009 and 2008.
6. Related Party Transactions
Advisory Agreement
Advisory Fees
The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2010, 2009 and 2008, such reimbursement had not exceeded these limitations. We paid our Advisor approximately $9,000, $7,000 and $18,000, for services provided to us for the years ended December 31, 2010, 2009 and 2008, respectively.
Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $5,000, $27,000 and $62,000 in asset management fees in the years ended December 31, 2010, 2009 and 2008, respectively, and we paid our Advisor $4,000, $37,000 and $71,000 in asset management fees in the years ended December 31, 2010, 2009 and 2008, respectively. Of the amounts paid in 2010, 2009 and 2008, $1,000, $10,000 and $19,000 was for services provided in the prior year.
Property Management Fees
We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the years ended December 31, 2010, 2009 and 2008, we did not incur property management fees to our Advisor or its affiliate.
Real Estate Acquisition and Disposition Fees
Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2010, 2009 and 2008.
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

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
7. Commitments and Contingencies
Litigation
On February 11, 2004, Clearview Properties, or Clearview, filed a petition in the District Court of the 270th Judicial District, Harris County, Texas against Property Texas SC One Corporation, Clarion Partners, LLC, and Granite Partners I, LLC, three unaffiliated entities, and T REIT, our Advisor and Realty, or collectively, the Triple Net Entities. The complaint alleged that the Triple Net Entities willfully and intentionally interfered with an agreement between Property One and Clearview for the sale of certain real property located in Houston, Texas by Property One to Clearview. On January 7, 2005, Clearview filed an amended complaint which also alleged that the Triple Net Entities breached a contract between Clearview and the Triple Net Entities for the sale of the Houston, Texas property by Clearview to the Triple Net Entities and for conspiracy with Property One to breach this contract. On March 25, 2005, Clearview filed a further amended complaint which named T REIT, L.P. as an additional Triple Net Entity defendant and dropped Realty as a defendant. On May 4, 2005, the court denied a motion for summary judgment filed by the Triple Net Entities. On July 28, 2005, the Triple Net Entities filed their second amended motion for summary judgment to dismiss the claims against them, which was granted in favor of the Triple Net Entities by the court on August 8, 2005. On December 12, 2005, a one-day trial was held to determine the Triple Net Entities’ ability to recover from Clearview, attorneys’ fees, expenses and costs incurred in this case as provided for pursuant to the terms of the agreements underlying Clearview’s breach of contract claims against the Triple Net Entities. On May 17, 2006, the court entered a final judgment awarding T REIT, L.P. $212,000 in attorneys’ fees for services rendered, $25,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the court of appeals, and $13,000 for attorneys’ fees if Clearview unsuccessfully appeals the case to the Texas Supreme Court. Thereafter, Clearview appealed the case to the Fourteenth Court of Appeals. On January 29, 2009, the Fourteenth Court of Appeals affirmed the trial court’s summary judgment, reversed T REIT, L.P.’s attorneys’ fees award, and remanded the attorneys’ fee issue for a further proceeding. Clearview then filed a petition for review with the Supreme Court of Texas, which was subsequently denied on January 15, 2010. On March 8, 2010, Clearview filed a motion for rehearing with the Supreme Court of Texas on issues unrelated to the Triple Net Entities. The Supreme Court of Texas denied Clearview’s motion for rehearing on April 16, 2010. We are unable to determine the probability of the outcome or the amount or range of any potential recovery. If Clearview prevails in this action, it could have a material adverse effect upon the funds available for distributions to our beneficiaries.

T REIT LIQUIDATING TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other than as set forth above, to our knowledge, there are no material pending legal proceedings. We also have routine litigation incidental to the business to which we are a party or of which certain of our properties are subject.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,054,000 and $93,486,000 as of December 31, 2010 and 2009, respectively. Our pro rata share of the mortgage debt was $9,414,000 and $9,564,000 as of December 31, 2010 and 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such requirements.
Environmental Matters
We have a policy for monitoring the Congress Center property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our one remaining unconsolidated property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
T REIT LIQUIDATING TRUST
(Registrant)

By:	/s/ W. Brand inlow W. Brand Inlow	Trustee
Date: March 11, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ W. Brand inlow W. Brand Inlow	Trustee
Date: March 11, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Item
No.		Description
2.1
T REIT, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on July 27, 2005 and as currently in effect (included as Exhibit A to T REIT’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)

10.1
Advisory Agreement between T REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Amendment No. 2 to T REIT’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)

10.2
Liquidating Trust Agreement, dated as of July 16, 2007, by and between T REIT, Inc. and W. Brand Inlow, Trustee (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 20, 2007 and incorporated herein by reference)

21.1	*	Subsidiaries of T REIT Liquidating Trust

31.1	**	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.