Form 10-K
period 2011-12-31
T REIT LIQUIDATING TRUST
filed 2012-04-06
CIK 1077241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (714) 975-2999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*     Yes   ☐     No   ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011. Not applicable.

As of March 30, 2012, there were 4,605,000 units of beneficial interest in T REIT Liquidating Trust outstanding.

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

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in a commercial property known as Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center, LLC holds a 28.9% tenant-in-common, or TIC, interest in the Congress Center property. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” We currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided TIC interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our beneficiaries. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

Our Advisor

Daymark Realty Advisors, Inc., or Daymark, is the parent company of our Advisor, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC ). On August 10, 2011, Daymark was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management, or Sovereign, and Infinity Real Estate, or Infinity. Our Advisor, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Advisor provide services to us pursuant to the Advisory Agreement. Our Advisor engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide various services for our unconsolidated property. Realty serves as our property manager pursuant to the terms of the Advisory Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Advisor prior to the termination of the Advisory Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property without cause upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 975-2999. We make our periodic and current reports available on Daymark’s website at www.daymarkrealtyadvisors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing through that website. We do not maintain our own website or have an address or telephone number separate from those of our Advisor.

Liquidation Update

In accordance with our plan of liquidation, the Congress Center property is actively managed to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. Due to the adoption of our plan of liquidation, we will not acquire any new properties and are focused on liquidating our interest in the Congress Center property.

Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension was reasonably necessary to fulfill our purpose and our receipt of no-action relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.

Investment Objectives and Strategies

General

In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our interest in the Congress Center property, while maintaining current value and income from this investment. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our unconsolidated property. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital of our beneficiaries will not decrease.

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

Reports to Beneficiaries

Our Trustee issues annual reports to our beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports also describe changes in our assets during the reporting period and the actions taken by our Trustee during the period. Our Trustee files with the SEC (i) an Annual Report on Form 10-K and (ii) a Current Report on Form 8-K upon the occurrence of a material event relating to us.

Meetings of Beneficiaries; Removal of Trustee

Generally, there are no meetings of our beneficiaries. However, our Trustee may at any time call a meeting of our beneficiaries to be held at such time and at such place as our Trustee shall determine. In addition, holders of at least 25% of the units held by all beneficiaries may require our Trustee to call a meeting of our beneficiaries. Our Trustee may be removed at any time, with cause, by beneficiaries having aggregate units of at least a majority of the total units held by all beneficiaries. Our Trustee may be removed at any time, without cause, by beneficiaries having aggregate units of at least two-thirds of the total units held by all beneficiaries.

Distributions

During the years ended December 31, 2011, 2010 and 2009, we did not make any distributions to our beneficiaries. In accordance with our plan of liquidation, liquidating distributions can be made from net proceeds received from the sale of assets at our Trustee’s discretion. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition, capital requirements and other factors our Trustee deems relevant.

As of December 31, 2011, total liquidating distributions of approximately $50,600,000 have been made, all of which was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us.

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

As of December 31, 2011, we have a 10.3% unconsolidated ownership interest in the Congress Center property. Other entities managed by our Advisor also own interests in this property, as well as other properties located in Chicago, Illinois. Our property may face competition in this region from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from ours in this geographic market.

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

Significant Tenants

As of December 31, 2011, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2011, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2011 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	26.5%	76,000	Apr. 2012
Akzo Nobel, Inc.	$2,222,000	16.0%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	14.4%	50,000	Nov. 2021
North American Co. Life and Health Insurance	$1,993,000	14.4%	92,000	Various	(2)
U.S. Department of Treasury	$1,740,000	12.6%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Leases with respect to 50,000 square feet expired in February 2012, and the lease for 42,000 square feet expires in February 2022.

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

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2011, we owned a 10.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of an LLC that owns a TIC interest in the property. The following table presents certain information about the Congress Center property as of December 31, 2011:

Property Name	Property Location	GLA (Sq Ft)	% Owned	Date Acquired	Annual Rent(1)	Physical Occupancy(2)	Annual Rent Per Sq Ft(3)
Congress Center	Chicago, IL	520,000	10.3%	1/9/03	$13,807,000	83%	$32.02

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Physical occupancy as of December 31, 2011.
(3)	Average effective annual rent per occupied square foot as of December 31, 2011.

The Congress Center property’s occupancy rate decreased from 83% at December 31, 2011 to 73% as of February 29, 2012 with the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order fund leasing costs for the vacant space which, depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, could have a material adverse impact on our liquidation value and ultimate liquidating distributions. See also Item 9B, “Other Information”, for certain additional information affecting the Congress Center property and our investment therein.

Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value (on an undiscounted basis). The following information generally applies to the Congress Center property as of December 31, 2011:

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets and executed leases; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

Ownership of Congress Center

The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2011:

Indebtedness

As of December 31, 2011, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $9,262,000.

See also Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Item 3.	Legal Proceedings.

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Beneficiaries

As of March 30, 2012, we had 1,923 beneficiaries.

Distributions

During the years ended December 31, 2011, 2010 and 2009, we did not make any distributions to our beneficiaries.

Equity Compensation Plan Information

In accordance with the plan of liquidation, all outstanding options under T REIT’s equity compensation plans were forfeited and the plans were terminated. We had no equity compensation plans as of December 31, 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2011 and 2010 (liquidation basis), together with the changes in net assets for the years ended December 31, 2011, 2010 and 2009.

Overview and Plan of Liquidation

T REIT was formed in December 1998 in the Commonwealth of Virginia and qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. T REIT was organized to acquire, manage and invest in a diversified portfolio of real estate projects of office, industrial, retail and service properties. T REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the T REIT board of directors determined that a liquidation would provide shareholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

On June 3, 2005, the board of directors of T REIT approved a plan of liquidation which was thereafter approved by the shareholders of T REIT at its 2005 Annual Meeting of Shareholders held on July 27, 2005. The T REIT plan of liquidation contemplated the orderly sale of all of T REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of T REIT. The board of director’s decision to adopt the plan of liquidation followed a lengthy process in which the board of directors and management reviewed a number of strategic alternatives with the goal of maximizing shareholder value. T REIT engaged an independent third party to perform financial advisory services in connection with T REIT’s plan of liquidation, including rendering an opinion as to whether T REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. The plan of liquidation gave T REIT’s board of directors the power to sell any and all of its assets without further approval by its shareholders and provided that liquidating distributions be made to its shareholders as determined by T REIT’s board of directors. The plan of liquidation also provided for the transfer of T REIT’s remaining assets and liabilities to a liquidating trust if T REIT was unable to sell its assets and pay its liabilities within 24 months of its shareholders’ approval of the plan of liquidation (which was July 27, 2007). On May 10, 2007, T REIT’s board of directors approved the transfer and assignment of T REIT’s assets to a liquidating trust.

We were organized on July 16, 2007 as a liquidating trust pursuant to T REIT’s plan of liquidation. On July 20, 2007, in accordance with the Liquidating Trust Agreement, T REIT transferred its then remaining assets and liabilities to us pursuant to the Liquidating Trust Agreement. Mr. Inlow previously served as an independent director of T REIT and as the chairman of T REIT’s board of directors. Upon the transfer of the assets and liabilities to us, each shareholder of T REIT as of July 16, 2007, or the Record Date, automatically became the holder of one unit of beneficial interest, or unit, in T REIT Liquidating Trust for each share of T REIT’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of T REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of T REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of T REIT’s common stock. On July 20, 2007, T REIT filed a Form 15 with the SEC, to terminate the registration of T REIT’s common stock under the Exchange Act, and T REIT announced that it would cease filing reports under the Exchange Act. Our Trustee issues to beneficiaries and files with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Our purpose is to wind up the affairs of T REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of our remaining assets to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust. Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of no-action relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act.

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center property and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center , LLC holds a 28.9% TIC interest in the Congress Center property. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” We currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a LLC that holds an undivided TIC interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our beneficiaries. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,086,000	$—	$(605,000)	$481,000
Liabilities:
Liquidation costs	(216,000)	77,000	(61,000)	(200,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$870,000	$77,000	$(666,000)	$281,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,231,000	$(1,000)	$(144,000)	$1,086,000
Liabilities:
Liquidation costs	(122,000)	91,000	(185,000)	(216,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,109,000	$90,000	$(329,000)	$870,000

Net Assets in Liquidation

The net assets in liquidation of $928,000 plus cumulative liquidating distributions of $50,600,000 as of December 31, 2011 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries of approximately $11.19 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Investment in Unconsolidated Real Estate

In calculating the estimated amount of liquidating distributions to our beneficiaries, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by approximately 7% or more from our current estimate of the market value as of December 31, 2011, our investment in unconsolidated real estate would be zero.

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

Scheduled Lease Expirations

As of December 31, 2011, the Congress Center property was 83% leased to 12 tenants. Leases representing approximately 25% of the gross leaseable area, to three tenants, expire during 2012. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Changes in Net Assets in Liquidation

For the year ended December 31, 2011

Net assets in liquidation decreased $651,000, or $0.14 per unit, during the year ended December 31, 2011. The decrease in our net assets is primarily the result of a decrease in estimated receipts in excess of estimated costs during liquidation of $589,000, or $0.13 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the cash balance of $71,000, or $0.02 per unit as a result of the payment of current year operating expenses.

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

Liquidity and Capital Resources

As of December 31, 2011, our total assets and net assets in liquidation were $928,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

The Congress Center property’s occupancy rate decreased to 73% as of February 29, 2012 due to the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order to fund leasing costs for the vacant space over the next few years, which, depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, could have a material adverse impact on our net assets in liquidation and, as a result, our liquidating distributions.

In addition, the lender on the Congress Center mortgage loans has alleged that events of default have occurred under the loan documents, which could also have a material adverse impact on our net assets in liquidation and liquidating distributions. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from the operations and sale of the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution. No distributions were received in 2010 or 2011.

The plan of liquidation gives our Trustee the power to sell our interest in the Congress Center property without further approval by our beneficiaries and provides that liquidating distributions will be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.

Other Liquidity Needs

We anticipate, but cannot assure, that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

As of December 31, 2011, we estimate that we have $200,000 of commitments and expenditures during the remaining liquidation period, comprised of $200,000 of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

During the years ended December 31, 2011, 2010 and 2009, we paid no liquidating distributions. Liquidating distributions are determined in our Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Trustee may deem relevant.

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

Subject to our Trustee’s actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow and disposition of assets.

If we experience lower occupancy levels and reduced rental rates at the Congress Center property or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $24,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was paid to the Congress Center property’s investors for year-end tax purposes. We received approximately $78,000 from this one-time distribution. No distributions were received in 2010 or 2011.

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

We believe that our cash balance of $169,000 as of December 31, 2011 should provide sufficient liquidity to meet our cash needs during at least the next 12 months. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for at least the next 12 months, we can provide no assurances that this will be the case.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,538,000 and $92,054,000 as of December 31, 2011 and 2010, respectively. Our pro rata share of the mortgage debt was $9,262,000 and $9,414,000 as of December 31, 2011 and 2010, respectively.

See also Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

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

Debt Service Requirements

As of December 31, 2011, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2011, all consolidated contractual obligations have been repaid in full.

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

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2011, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15. “Exhibits and Financial Statement Schedules.”

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2011 were effective for the purposes stated above.

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

Based on our evaluation under the Internal Control-Integrated Framework, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

As we previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2012, Daymark, the parent company of our Advisor, received a letter dated December 20, 2011 (the “December 20, 2011 Letter”) from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Advisor, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have no directors or executive officers. Our Advisor manages our day-to-day business affairs and assets, and carries out the directives of our Trustee.

The following biographical description sets forth information with respect to our Trustee as of April 9, 2012.

W. Brand Inlow, age 58, has served as our Trustee since July 2007, having previously served as an independent director of T REIT, Inc. from May 2002 to July 2007. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with Planned Property Realty Corporation in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for the acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and served as a director and audit committee member of Grubb & Ellis Apartment REIT, Inc. from December 2005 to September 2007.

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

Trustee

Pursuant to the Liquidating Trust Agreement, Mr. Inlow receives $250 per month for services rendered as our Trustee. Mr. Inlow was paid $3,000 in each of the years ended December 31, 2011, 2010 and 2009 for services rendered.

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

The following table sets forth the beneficial ownership of units as of March 30, 2012, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units; and (ii) our Trustee. All such information was provided by the person listed. All percentages have been calculated as of and are based upon 4,605,000 units outstanding at the close of business on such date.

The person in the table below has indicated that it has sole voting and investment power over the units listed.

Name and Address of Beneficial Owner	Number of Units of Beneficial Interest Owned	Percent of Class

W. Brand Inlow, Trustee(1)	552	*

(1)	Mr. Inlow’s address is c/o T REIT Liquidating Trust, 1551 N. Tustin Avenue, Suite 200, Santa Ana, CA 92705.
*	Represents less than 1.0% of our outstanding units of beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Advisory Agreement

The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2011, 2010 and 2009, such reimbursement had not exceeded these limitations. We paid our Advisor or its affiliates approximately $3,000, $9,000 and $7,000 for services provided to us for the years ended December 31, 2011, 2010 and 2009, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $8,000, $5,000 and $27,000 in asset management fees in the years ended December 31, 2011, 2010 and 2009, respectively, and we paid our Advisor $8,000, $4,000 and $37,000 in asset management fees in the years ended December 31, 2011, 2010 and 2009, respectively. Of the amounts paid in 2011, 2010 and 2009, $2,000, $1,000 and $10,000 was for services provided in the prior year, as asset management fees are paid quarterly, in arrears.

Property Management Fees

We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the years ended December 31, 2011, 2010 and 2009, we did not incur property management fees to our Advisor or its affiliate.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2011, 2010 and 2009.

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

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

As of December 31, 2011 and 2010

(Unaudited)

	December 31,
	2011	2010
ASSETS
Investment in unconsolidated real estate	$478,000	$469,000
Cash and cash equivalents	169,000	240,000
Asset for estimated receipts in excess of estimated costs during liquidation	281,000	870,000

Total assets	928,000	1,579,000

LIABILITIES
Commitments and contingencies (Note 7)

Net assets in liquidation	$928,000	$1,579,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

T REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

For the Years Ended December 31, 2011, 2010 and 2009

(Unaudited)

	Year Ended December 31,
	2011	2010	2009
Net assets in liquidation, beginning of period	$1,579,000	$1,714,000	$3,777,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating income	—	—	(3,000)
Distributions received from unconsolidated property	—	—	(78,000)
Payments of liquidation costs and other amounts	77,000	91,000	147,000
Change in estimated receipts in excess of estimated costs during liquidation	(660,000)	(329,000)	299,000

Net (decrease) increase in asset for estimated receipts in excess of estimated costs during liquidation	(583,000)	(238,000)	365,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investment	9,000	194,000	(2,356,000)
Change in assets and liabilities due to activity in asset or estimated receipts in excess of estimated costs during liquidation	(77,000)	(91,000)	(72,000)

Net (decrease) increase in fair value of assets and liabilities	(68,000)	103,000	(2,428,000)

Change in net assets in liquidation	(651,000)	(135,000)	(2,063,000)

Net assets in liquidation, end of period	$928,000	$1,579,000	$1,714,000

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

Our purpose is to wind up the affairs of T REIT by liquidating the remaining asset, distributing the proceeds from the liquidation of our remaining asset to the holders of units, each a beneficiary and, collectively, our beneficiaries, and paying all liabilities, costs and expenses of T REIT and T REIT Liquidating Trust. Our existence was to terminate initially upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or July 20, 2010. However, we were able to extend our existence beyond the three-year term to July 20, 2013 as a result of our Trustee determining that an extension is reasonably necessary to fulfill our purpose and our receipt of no-action relief from the Staff of the SEC from compliance with certain registration and reporting requirements of the Exchange Act.

T REIT LIQUIDATING TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Pursuant to the transfer of assets and liabilities from T REIT to us, we acquired a 10.3% interest in the Congress Center, located in Chicago, Illinois, or the Congress Center property, or our unconsolidated property, and assumed approximately $9,828,000 of indebtedness, representing the proportionate share of a secured mortgage loan then outstanding on the Congress Center property. We hold our interest in the Congress Center property pursuant to a 100.0% membership interest in TREIT-Congress Center, LLC, which in turn holds a 35.5% membership interest in NNN Congress Center, LLC. NNN Congress Center , LLC holds a 28.9% tenant-in-common interest in the Congress Center property. We intend to complete the plan of liquidation by either selling our unconsolidated property interest or participating in the sale of the Congress Center property with the other joint owners of the property. In each case, we refer to such a sale as the sale or disposition of our “remaining asset.” We currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a LLC that holds an undivided TIC interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our beneficiaries. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

T REIT LIQUIDATING TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our beneficiaries upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2011, we had no cash balances in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

We are also subject to a concentration of regional economic exposure in the Midwest region of the United States as our sole remaining asset consists of a 10.3% interest in the Congress Center property, located in Chicago, Illinois. Regional and local economic downturns in the Midwest and Illinois could adversely impact our operations.

As of December 31, 2011, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2011, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2010 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	26.5%	76,000	Apr. 2012
Akzo Nobel, Inc.	$2,222,000	16.0%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	14.4%	50,000	Nov. 2021
North American Co. Life and Health Insurance	$1,993,000	14.4%	92,000	Various (2)
U.S. Department of Treasury	$1,740,000	12.6%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Leases with respect to 50,000 square feet expired in February 2012, and the lease for 42,000 square feet expires in February 2022.

T REIT LIQUIDATING TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

Tenant	2010 Annual Base Rent (1)	Percentage of 2010 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.
(2)	The lease with respect to 9,000 square feet expired in June 2011, and the lease with respect to 50,000 square feet expired in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet is leased on a month-to-month basis.

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

3. Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,086,000	$—	$(605,000)	$481,000
Liabilities:
Liquidation costs	(216,000)	77,000	(61,000)	(200,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$870,000	$77,000	$(666,000)	$281,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,231,000	$(1,000)	$(144,000)	$1,086,000
Liabilities:
Liquidation costs	(122,000)	91,000	(185,000)	(216,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$1,109,000	$90,000	$(329,000)	$870,000

4. Net Assets in Liquidation

Net assets in liquidation decreased $651,000, or $0.14 per unit, during the year ended December 31, 2011. The decrease in our net assets is primarily the result of a decrease in estimated receipts in excess of estimated costs during liquidation of $589,000, or $0.13 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the cash balance of $71,000, or $0.02 per unit as a result of the payment of current year operating expenses.

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

The net assets in liquidation of $928,000, plus cumulative liquidating distributions of $50,600,000 as of December 31, 2011 (which were paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $11.19 per unit (of which $10.99 per share was paid to T REIT shareholders prior to the transfer of T REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

5. Real Estate Investments

As of December 31, 2011 and 2010, our real estate investment is comprised of a 10.3% interest in the Congress Center property, located in Chicago, Illinois. We did not have any property dispositions during the years ended December 31, 2011, 2010 and 2009.

6. Related Party Transactions

Advisory Agreement

The Advisory Agreement between our Advisor and T REIT expired on February 22, 2005 and was not renewed for a consecutive one-year term. However, our Advisor continued to advise T REIT, and, following the transfer of assets to us, continues to advise us, on a month-to-month basis under the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustee, manages our unconsolidated property interest and renders other services deemed appropriate by our Trustee. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters. For the years ended December 31, 2011, 2010 and 2009, such reimbursement had not exceeded these limitations. We paid our Advisor or its affiliates approximately $3,000, $9,000 and $7,000 for services provided to us for the years ended December 31, 2011, 2010 and 2009, respectively.

Our Advisor may receive an annual asset management fee of up to 1.5% of our Average Invested Assets, as defined in the Advisory Agreement. This fee will be paid or accrued quarterly, but will not be paid until our beneficiaries have received distributions equal to a cumulative non-compounded rate of 8.0% per annum on their investment in us. We incurred $8,000, $5,000 and $27,000 in asset management fees in the years ended December 31, 2011, 2010 and 2009, respectively, and we paid our Advisor $8,000, $4,000 and $37,000 in asset management fees in the years ended December 31, 2011, 2010 and 2009, respectively. Of the amounts paid in 2011, 2010 and 2009, $2,000, $1,000 and $10,000 was for services provided in the prior year, as asset management fees are paid quarterly, in arrears.

T REIT LIQUIDATING TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Management Fees

We pay our Advisor or its affiliate a property management fee equal to 5.0% of the gross revenue from our properties. For the years ended December 31, 2011, 2010 and 2009, we did not incur property management fees to our Advisor or its affiliate.

Real Estate Acquisition and Disposition Fees

Under the terms of the Advisory Agreement, our Advisor or its affiliate may receive acquisition and disposition fees in connection with the acquisition or disposition of our properties. We did not pay our Advisor or its affiliate any real estate acquisition or disposition fees for the years ended December 31, 2011, 2010 and 2009.

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

7. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,538,000 and $92,054,000 as of December 31, 2011 and 2010, respectively. Our pro rata share of the mortgage debt was $9,262,000 and $9,414,000 as of December 31, 2011 and 2010, respectively.

T REIT LIQUIDATING TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Daymark, the parent company of our Advisor, received a letter dated December 20, 2011 from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Advisor, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

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

Date: April 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ W. BRAND INLOW	Trustee
W. Brand Inlow

Date: April 6, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description
2.1	T REIT, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on July 27, 2005 and as currently in effect (included as Exhibit A to T REIT’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed on June 15, 2005 and incorporated herein by reference)

10.1	Advisory Agreement between T REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Amendment No. 2 to T REIT’s Registration Statement on Form S-11 filed on October 13, 1999 (File No. 333-77229) and incorporated herein by reference)

10.2	Liquidating Trust Agreement, dated as of July 16, 2007, by and between T REIT, Inc. and W. Brand Inlow, Trustee (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 20, 2007 and incorporated herein by reference)

21.1*	Subsidiaries of T REIT Liquidating Trust

31.1**	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Trustee, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.